Form 10QSB
period 2001-06-30
NOVA OIL INC
filed 2001-08-14
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                        Commission file number 000-32531

                                 NOVA OIL, INC.
             (Exact name of registrant as specified in its charter)

         NEVADA                                                 91-2028450
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

                               17922 N. Hatch Road
                                   Colbert, WA
                    (Address of principal executive offices)

                                   99005-9377
                                   (Zip Code)

                                 (509) 466-0576
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X                 No
                     ---------------             ---------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2001:

                                    4,400,000

                                TABLE OF CONTENTS

                                     PART I

                                                                                            PAGE
                                                                                            ----

ITEM 1  Balance Sheets as of June 30, 2001
        and December 31, 2000                                                                 3

        Statements of Operations for the Period from Inception (February 25, 2000)
        Through June 30, 2001 and the Three and Six Month Periods Ended June 30, 2001
        and 2000                                                                              4

        Statements of Cash Flows for the Period from Inception (February 25, 2000)
        Through June 30, 2001 and the Six Month Periods Ended June 30, 2001
        and 2000                                                                              5

        Notes to Financial Statements                                                         6

ITEM 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                 7

                                     PART II

ITEM 1  Legal Proceedings                                                                     8

ITEM 2  Changes in Securities                                                                 8

ITEM 3  Defaults Upon Senior Securities                                                       8

ITEM 4  Submission of Matters to a Vote of Security Holders                                   8

ITEM 5  Other Information                                                                     8

ITEM 6  Exhibits and Reports on Form 8-K                                                      8

        Signatures                                                                            9

ITEM 1:  FINANCIAL STATEMENTS

NOVA OIL, INC.
(A Development Stage Company)
Balance Sheets
June 30, 2001 and December 31, 2000

                                     ASSETS
                                                                     (Unaudited)
                                                                       June 30,                 December 31,
                                                                         2001                      2000
                                                                   -----------------         -----------------
Current assets:
     Cash                                                        $           39,692        $           46,494
     Accounts receivable                                                      1,791                     2,014
                                                                   -----------------         -----------------
          Total current assets                                               41,483                    48,508
                                                                   -----------------         -----------------

Fixed assets:
     Oil properties, (successful efforts method), net                        28,476                    29,456
                                                                   -----------------         -----------------

Total assets                                                     $           69,959        $           77,964
                                                                   -----------------         =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                            $              519        $              591
                                                                   -----------------         -----------------
         Total current liabilities                                              519                       591
                                                                   -----------------         -----------------

Stockholders' equity:
     Preferred stock; $0.0001 par value; 5,000,000 shares
      authorized; no shares outstanding
     Common stock; $0.001 par value; 100,000,000 shares
      authorized; 4,400,000 shares issued and outstanding                     4,400                     4,400
     Additional paid-in capital                                              73,100                    73,100
     Accumulated deficit incurred during the development stage               (8,060)                     (127)
                                                                   -----------------         -----------------
         Total stockholders' equity                                          69,440                    77,373
                                                                   -----------------         -----------------

Total liabilities and stockholders' equity                       $           69,959        $           77,964
                                                                   =================         =================

                           See the accompanying notes

NOVA OIL, INC.
(A Development Stage Company)
Statements of Operations
For the date of inception (February 25, 2000) through June 30, 2001 and the three and six month periods ending June 30, 2001 and 2000 (Unaudited)

                                            Date of inception
                                           (February 25, 2000)
                                                through
                                             June 30, 2001                June 30, 2001                    June 30, 2000
                                           -------------------    ------------------------------   -------------------------------
                                                                      Three            Six               Three           Six
                                                                      Months         Months             Months         Months
                                                                   -------------  --------------      ------------  --------------
Sales of oil                                $           9,548     $       4,806  $        7,534      $          -  $            -
                                             -----------------     -------------  --------------      ------------  --------------

Operating expenses:
     Production expenses                                4,182             1,938           3,591                 -               -
     General and administrative expenses               13,731             4,302          11,490             1,120           1,661
     Amortization expense                               1,224               661             980
                                             -----------------     -------------  --------------      ------------  --------------
            Total operating expenses                   19,137             6,901          16,061             1,120           1,661
                                             -----------------     -------------  --------------      ------------  --------------

Other income:
     Interest income                                    1,529               273             594                22              22
                                             -----------------     -------------  --------------      ------------  --------------

Net loss                                   $           (8,060)    $      (1,822)$        (7,933)   $       (1,098)$        (1,639)
                                             =================     =============  ==============      ============  ==============


Net loss per share-basic                   $             (NIL)    $        (NIL)$          (NIL)   $         (NIL)$          (NIL)
                                             =================     =============  ==============      ============  ==============

Weighted average common shares
 outstanding-basic                                  3,643,747         4,400,000       4,400,000         2,714,286       1,976,000
                                             =================     =============  ==============      ============  ==============




















                           See the accompanying notes

NOVA OIL, INC.
(A Development Stage Company)
Statements of Cash Flows
For the date of inception (February 25, 200) through June 30, 2001 and for the six month periods ending June 30, 2001 and 2000 (Unaudited)

                                                                  Date of inception
                                                                  (February 25, 2000)
                                                                       through                 June 30,
                                                                                            ----------------------------------
                                                                    June 30, 2001               2001                2000
                                                                ----------------------      --------------     ---------------
Cash flows from operating activities:
     Net loss                                                   $              (8,060)   $         (7,933)   $         (1,639)
                                                                  --------------------      --------------     ---------------
     Adjustments to reconcile net loss to net cash
       used by operating activities:
     Amortization                                                               1,224                 980                   -

     Change in:
          Accounts receivable                                                  (1,791)                223                   -
          Accounts payable                                                        519                 (72)
                                                                  --------------------      --------------     ---------------
               Net cash used by operating activities                           (8,108)             (6,802)             (1,639)
                                                                  --------------------      --------------     ---------------

Cash flows from investing activities:
     Purchase of oil and gas properties                                       (29,700)                  -               7,500
                                                                  --------------------      --------------     ---------------
               Net cash used by investing activities                          (29,700)                  -               7,500
                                                                  --------------------      --------------     ---------------

Cash flows from financing activities:
     Sales of common stock for cash                                            77,500                   -               7,500
                                                                  --------------------      --------------     ---------------
               Net cash provided by financing activities                       77,500                   -               7,500
                                                                  --------------------      --------------     ---------------

Net change in cash                                                             39,692              (6,802)              5,861
Cash, beginning of period                                                           -              46,494                   -
                                                                  --------------------      --------------     ---------------
Cash, end of period                                             $              39,692    $         39,692    $          5,861
                                                                  ====================      ==============     ===============

                           See the accompanying notes

NOVA OIL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.       Basis of Presentation:

The financial statements of Nova Oil, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Nova Oil, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2000 included in Nova Oil, Inc.'s registration statement of Form 10-SB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2001.

Included in the Company's production expenses as presented are all direct expenses of oil production, including severance taxes and royalties, not included in production expenses are depreciation, depletion and amortization ("DD&A") expenses and corporate administration expenses. All information is presented on the accrual basis of accounting.

2.       Nature of Business:

Nova Oil, Inc. is a Nevada Corporation that was formed on February 25, 2000. The Company was organized to acquire and develop working interest in oil and gas properties in the Unite States. Unless otherwise indicate, amounts provided in these notes to the financial statements pertain to continuing operations. All of the Company's revenues for the period from inception on February 25, 2000 to June 30, 2001, were from sales to two customers.


              [The balance of this page left intentionally blank.]

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


General

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

During the six-month period ended June 30, 2001, the Company prepared a registration statement on Form 10-SB and filed it with the Securities and Exchange Commission ("SEC"). In connection with the filing the Company received comments from the SEC requesting, among other things, the presentation of certain audited financial information relating to the Company's recently acquired oil and gas properties in accordance with the requirements of Regulation S-X of the Exchange Act. While the Company intends on addressing the SEC's comments in compliance with securities regulations, no audited information relating to the Company's oil and gas properties prior to their acquisition has been obtained.

Results of Operations

For the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000

For the six months ended June 30, 2001, the Company experienced a net loss of $7,933 compared to a net loss of $1,639 during the comparable period in the previous year. The increase in net loss from 2000 to 2001 was primarily due to increased general and administrative expenses associated with the Company's audit of its financial statements and other fees associated with the reporting requirements of publicly traded companies.

During the six-month period ended June 30, 2001, the Company generated revenue from the sale of 302 barrels of oil of $7,534. No revenue was generated during the comparable six-month period ended June 30, 2000, as the Company had not yet purchased its oil producing properties.

For the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000

During the three-month period ended June 30, 2001, the Company generated revenue from the sale of 202 barrels of oil of $4,806. No revenue was generated during the comparable three-month period ended June 30, 2000, as the Company had not yet purchased its oil producing properties.

For the three months ended June 30, 2001, the Company incurred a net loss of $1,822 compared to a net loss of $1,098 during the comparable period in 2000. The increase in the second quarter net loss in 2001 as compared to the net loss during the same quarter in 2000 is primarily due to increased general and administrative expenses associated with the Company's formation.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION, CONTINUED:

Financial Condition and Liquidity

During the six-month period ended June 30, 2001, the Company used $6,802 of cash in operating activities. Management plans to fund future short-term operating needs through profits from its oil producing properties and existing cash reserves.



                                     PART II


ITEM 1   LEGAL PROCEEDINGS

                  NONE

ITEM 2   CHANGES IN SECURITIES

                  NONE

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5   OTHER INFORMATION

                  NONE

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                  NONE

                                   SIGNATURES




Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Nova Oil, Inc.
                                  (Registrant)

/s/ARTHUR P. DAMMARELL, JR.                                   August 14, 2001
----------------------------                               ---------------------
Mr. Arthur P. Dammarell, Jr.                                       Date
Treasurer