Form 10QSB
period 2001-09-30
NOVA OIL INC
filed 2001-11-13
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB
(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number: 000-32531

                                 NOVA OIL, INC.
        (Exact name of small business issuer as specified in its charter)

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



               Common Stock                                 None
           Title of each class                     Name and exchange on
                                                     which registered


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]  No [  ]

At November 1, 2001, 4,400,000 shares of the registrant's common stock were outstanding.

                                 NOVA OIL, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS



                                     PART I



                                                                            PAGE


ITEM 1 Financial Statements..................................................3

ITEM 2 Management's Discussion and Analysis of Financial Condition and
       Results of Operations.................................................7

                                     PART II

ITEM 1 Legal Proceedings.....................................................8

ITEM 2 Changes in Securities.................................................8

ITEM 3 Defaults Upon Senior Securities.......................................8

ITEM 4 Submission of Matters to a Vote of Security Holders...................8

ITEM 5 Other Information.....................................................8

ITEM 6 Exhibits and Reports on Form 8-K......................................8

       Signatures............................................................9

                          PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

NOVA OIL, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2001 and December 31, 2000

                                                         ASSETS
                                                                                  (Unaudited)
                                                                                 September 30,    December 31,
                                                                                      2001             2000
                                                                                      ----             ----
Current assets:
     Cash                                                                        $     41,895    $     46,494
     Accounts receivable                                                                2,803           2,014
                                                                                  ------------    ------------
          Total current assets                                                         44,698          48,508
                                                                                  ------------    ------------

Fixed assets:
     Oil properties (successful efforts method), net                                   27,615          29,456
                                                                                  ------------    ------------

          Total assets                                                           $     72,313    $     77,964
                                                                                  ============    ============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $      1,122    $        591
                                                                                  ------------    ------------
          Total current liabilities                                                     1,122             591
                                                                                  ------------    ------------

Stockholders' equity:
     Preferred stock; $0.0001 par value; 5,000,000 shares
      authorized; no shares outstanding
     Common stock; $0.001 par value; 100,000,000 shares
      authorized; 4,400,000 shares issued and outstanding                               4,400           4,400
     Additional paid-in capital                                                        73,100          73,100
     Accumulated deficit incurred during the development stage                         (6,309)           (127)
                                                                                  ------------    ------------
          Total stockholders' equity                                                   71,191          77,373
                                                                                  ------------    ------------

          Total liabilities and stockholders' equity                             $     72,313    $     77,964
                                                                                  ============    ============

                          See the accompanying notes.

NOVA OIL, INC.
(A Development Stage Company)
Statements of Operations
From the date of inception (February 25, 2000) through September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000
(Unaudited)


                                             Date of inception
                                            (February 25, 2000)
                                                  through
                                            September 30, 2001        September 30, 2001             September 30, 2000
                                            ------------------     -------------------------      ---------------------------
                                                                      Three        Nine              Three          Nine
                                                                      Months       Months            Months         Months
                                                                   ------------ ------------      ------------   ------------
Sales of oil                               $           15,546     $      5,998 $     13,532      $          -   $          -
                                            ------------------     ------------ ------------      ------------   ------------

Operating expenses:
     Production expenses                                6,164            1,982        5,573                 -              -
     General and administrative expenses               15,366            1,634       13,125               115          1,778
     Amortization expense                               2,085              861        1,841                 -              -
                                            ------------------     ------------ ------------      ------------   ------------
          Total operating expenses                     23,615            4,477       20,539               115          1,778
                                            ------------------     ------------ ------------      ------------   ------------

Other income:
     Interest income                                    1,760              230          825               422            445
                                            ------------------     ------------ ------------      ------------   ------------

Net income (loss)                          $           (6,309)    $      1,751 $     (6,182)     $        307   $     (1,333)
                                            ==================     ============ ============      ============   ============


Net income (loss) per share-basic          $              Nil     $        Nil $        Nil      $        Nil   $        Nil
                                            ==================     ============ ============      ============   ============


Weighted average common shares                      3,760,895        4,400,000    4,400,000         3,657,391      2,688,848
 outstanding-basic                          ==================     ============ ===========       ============   ============


                          See the accompanying notes.

NOVA OIL, INC.
(A Development Stage Company)
Statements of Cash Flows
From the date of inception (February 25, 2000) through September 30, 2001 and for the nine-month periods ended September 30, 2001 and 2000 (Unaudited)


                                                                       Date of inception
                                                                      (February 25, 2000)          September 30,
                                                                            through        ----------------------------
                                                                      September 30, 2001        2001           2000
                                                                      ------------------   -------------  -------------
Cash flows from operating activities:
     Net loss                                                        $           (6,309)  $      (6,182) $      (1,333)
                                                                      ------------------   -------------  -------------
     Adjustments to reconcile net loss to net cash
        used by operating activities:
            Amortization                                                          2,085           1,841              -
     Change in:
          Accounts receivable                                                    (2,803)           (789)             -
          Accounts payable                                                        1,122             531              -
                                                                      ------------------   -------------  -------------
               Net cash used by operating activities                             (5,905)         (4,599)        (1,333)
                                                                      ------------------   -------------  -------------

Cash flows from investing activities:
     Purchase of oil and gas properties                                         (29,700)              -              -
                                                                      ------------------   -------------  -------------
               Net cash used by investing activities                            (29,700)              -              -
                                                                      ------------------   -------------  -------------

Cash flows from financing activities:
     Sales of common stock for cash                                              77,500               -         77,500
                                                                      ------------------   -------------  -------------
               Net cash provided by financing activities                         77,500               -         77,500
                                                                      ------------------   -------------  -------------

Net change in cash                                                               41,895          (4,599)        76,167
Cash, beginning of period                                                             -          46,494              -
                                                                      ------------------   -------------  -------------
Cash, end of period                                                  $           41,895   $      41,895  $      76,167
                                                                      ==================   =============  =============

                          See the accompanying notes.

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

2.       Nature of Business:

Nova Oil, Inc. is a Nevada Corporation that was formed on February 25, 2000. The Company was organized to acquire and develop working interest in oil and gas properties in the United States. Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. All of the Company's revenues for the period from inception on February 25, 2000 to September 30, 2001, were from sales to two customers.


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

Results of Operations

For the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000

During the nine-month period ended September 30, 2001, the Company continued to generate revenue from its working interests in two producing oil wells. Sales of 568 barrels of oil generated gross revenues of $13,532 for the nine-month period ended September 30, 2001.

For the nine months ended September 30, 2001, the Company experienced a net loss of $6,182 compared to a net loss of $1,333 during the comparable period in the previous year. The increase in net loss from 2000 to 2001 was primarily due to increased general and administrative expenses associated with the Company's audit of its financial statements and other fees associated with the reporting requirements of publicly traded companies.

During the nine-month period ended September 30, 2001, the Company generated revenue from operations of $13,532 as compared to no revenue generated for the comparable period of 2000. The increase in revenues from 2000 to 2001 is due to the Company's inactivity during the first nine months of 2000 and the subsequent purchase of revenue generating oil and gas properties in the fourth quarter of 2000.

For the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000

For the three months ended September 30, 2001, the Company generated net income of $1,751 compared to a net income of $307 during the comparable period in 2000. The increase in the third quarter income in 2001 as compared to the same quarter in 2000 is primarily due to increased revenues generated from sales of oil production.

Financial Condition and Liquidity

During the nine-month period ended September 30, 2001, the Company used $4,599 of cash in operating activities. The Company plans to fund its future operations through oil and gas revenues as well as additional sales of its common stock.

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



                                 Nova Oil, Inc.
                                  (Registrant)

/s/ARTHUR P. DAMMARELL, JR.                                 November 13, 2001
-------------------------------                             --------------------
Mr. Arthur P. Dammarell, Jr.                                Date
Treasurer