Form 10KSB
period 2001-12-31
NOVA OIL INC
filed 2002-03-27
CIK 1137469

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from___________to___________

                        Commission File Number: 000-32531

                                 NOVA OIL, INC.
                                 -------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                            91-2028450
            --------                                           ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

               17922 N. Hatch Rd., Colbert, Washington 99005-9377
              (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (509) 466-0576

           Securities Registered Under Section 12 (b) of the Act: None

             Securities Registered Under Section 12 (g) of the Act:
                         Common Stock, Par Value $0.001
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 ___ YES    X NO
-----      ------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-KSB [ ]

The Registrant's revenues were $16,071 for the most recent fiscal year.

The Registrant's common stock is currently not trading; accordingly, the aggregate market value at March 4, 2002, of common stock held by non-affiliates of the Registrant was nil. As of March 4, 2002 there were 4,400,000 shares of the Registrant's common stock outstanding.

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page

Item 1.  Business.............................................................2

Item 2.  Properties...........................................................5

Item 3.  Legal Proceedings....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders..................6

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..................................................6

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................6

Item 7.  Financial Statements..............................................9-23

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures...............................................24

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant..................24

Item 10. Executive Compensation..............................................25

Item 11. Security Ownership of Certain Beneficial Owners and Management......25

Item 12. Certain Relationships and Related Transactions......................26

Item 13. Exhibits, and Reports on Form 8-K...................................26

Signatures

                                     PART I

Safe Harbor Statement

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.

Item 1 - BUSINESS

Nova Oil, Inc.  (hereinafter  is also  referred to as the  "Company"  and/or the
"Registrant")   is  a  company  in  the  development   phase.  The  Company  was
incorporated February 25, 2000 under the laws of the State of Nevada.

The Company's principal business at this time is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, with the objective of establishing a solid cash flow base.

In October, 2000, the Company completed a private offering of 1,400,000 shares of its common stock at $0.05 per share. Net proceeds to the Company were $70,000. There were no offering and related expenses material to this offering. The private placement of shares provided the Company with resources to complete the acquisition of undivided working interests in two producing oil wells, namely the Smith-Boswell #1 and Steinbach Unit #1.

The Company currently is focusing its acquisition and development opportunities in Texas, specifically on the Serbin Field. However, the acquisition, development, production and sale of oil and gas acreage are subject to many factors outside the Company's control. These factors include worldwide and domestic economic conditions; proximity to pipelines; existing oil and gas sales contracts on properties being evaluated; the supply and price of oil and gas as well as other energy forms; the regulation of prices, production, transportation and marketing by federal and state governmental authorities; and the availability of, and interest rates charged on, borrowed funds.

The Company's operations are subject to various provisions of federal, state and local laws regarding environmental matters. The impact of these environmental laws on the Company may necessitate significant capital outlays, which may materially affect the earnings potential of the Company's oil and gas business in particular, and could cause material changes in the industry in general. The Company strongly encourages the operators of the Company's oil and gas wells to do periodic environmental assessments of potential liabilities. To date, the existence of environmental laws has not materially hindered nor adversely affected the Company.

Employees
---------

The Company has no paid employees. None of the Company's executive officers are employed by the Company. Management services are provided on an "as needed" basis without compensation. The Company has no oral or written contracts for services with any member of management.

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern
-----------------------------------------------------------------

The Company's financial statements for the year ended December 31, 2001, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

The Company must expand its operations
--------------------------------------

The Company's long term success is ultimately dependent on its ability to expand its revenue base through the acquisition of producing properties. The Company has recently made significant investments in producing properties all in the Ruth Mackey Survey in Texas. There is no assurance that these acquisitions or other acquisitions will be as successful as projected. All of the producing projects are subject to failure and the loss of the Company's investment.

Limited financial resources
---------------------------

The Registrant has limited financial resources and, if the business is not profitable, may not be able to raise sufficient funds to sustain, continue or expand its business. The Registrant currently has limited revenues and relies principally on the issuance of common shares to raise funds to finance the business of the Registrant. There is no assurance that market conditions will continue to permit the Registrant to raise funds if required.

Prices of oil and natural gas fluctuate widely based on market conditions
-------------------------------------------------------------------------

The Company's revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

        o        political conditions in oil producing and exporting countries;
        o        the supply and price of foreign oil and gas;
        o        the level of consumer product demand;
        o        the price and availability of alternative fuels; and
        o the effect of federal and state regulation of production and transportation

The Company must replace the reserves it produces
-------------------------------------------------

All of the Company's oil and gas properties contain proved developed oil reserves. Successful development and production of those reserves cannot be assured. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. There is no assurance that the Company's present oil and gas wells will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, that there will be favorable markets for oil and gas which may be produced in the future or that production rates achieved in early periods can be maintained.

The Company faces intense competition
-------------------------------------

The oil and natural gas industry is highly competitive. The Company competes with others for property acquisitions and for opportunities to explore or to develop and produce oil and natural gas. The Company faces strong competition from many companies and individuals with greater capital, financial resources and larger technical staffs. The Company also faces strong competition in procuring services from a limited pool of laborers, drilling service contractors and equipment vendors.

The Company may not carry sufficient insurance
----------------------------------------------

The Company and well operators maintain general liability insurance but it may not cover all future claims. If a large claim is successfully asserted against the Company, it might not be covered by insurance, or it might be covered but cause the Company to pay much higher insurance premiums or a large deductible or co-payment. Furthermore, regardless of the outcome, litigation involving Company operations or even insurance companies disputing coverage could divert management's attentions and energies away from operations. The nature of the oil and gas business involves a variety of operating hazards such as fires, explosions, cratering, blow-outs, adverse weather conditions, pollution and environmental risks, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in substantial losses to the Company.

Company reserves are uncertain
------------------------------

Estimating Company proved reserves involves many uncertainties, including factors beyond the Company's control. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

        o historical production from the properties compared with production from other producing properties;
        o the effects of regulation by governmental agencies;
        o future oil and gas prices; and
        o future operating costs, severance and excise taxes, abandonment costs, development costs and workover and remedial costs.

Governmental regulation, environmental risks and taxes could adversely affect
------------------------------------------------------------------------------
the Company's operations
------------------------

The Company's oil and natural gas operations are subject to regulation by federal and state governments, including environmental laws. To date, the Company has not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect the Company's business and increase the costs of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells. Additional matters that are, or have been from time to time, subject to governmental regulation include land tenure, royalties, production rates, spacing, completion procedures, water injections, utilization, the maximum price at which products could be sold, energy taxes and the discharge of materials into the environment.

Environmental risks
-------------------

The Registrant is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, the Registrant may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Registrant liable for environmental damage without regard to negligence or fault on the part of the Registrant. Such laws and regulations may expose the Registrant to liability for the conduct of, or conditions caused by, others or for acts of the Registrant that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Registrant. The Registrant believes that it has conducted its business in substantial compliance with all applicable environmental laws and regulations.

Item 2 - PROPERTIES

Oil and gas interests
---------------------

On December 7, 2000, the Company purchased interests in oil and gas properties in the state of Texas. The Company's oil and gas properties consist of working interests in two oil and gas wells (the "Smith Boswell #1" and the "Steinbach Unit #1"). The Smith Boswell #1 is a 43.73 acre unit and the Steinbach Unit #1 is a 40.32 acre unit, both located in the Ruth Mackey Survey, Abstract 47, Bastrop County, Texas. Each of the working interests grants the Company a 49.5% working interest, or a 38.61% net revenue interest after underlying royalty payments, in the oil and gas produced and marketed from each well.

Geologic definition or description of properties
------------------------------------------------

The Smith-Boswell #1 and Steinbach Unit #1 wells are both located in the Ruth Mackay Survey, Abstract 47, Bastrop County, Texas approximately 10 miles southwest of Giddings. Geologic data presented herein are summarized from Texas Railroad Commission Forms W-1 and W-2 and from electric logs prepared by Schlumberger, Inc., a well logging services company. Both wells are located in the Serbin Field and are producing from the Taylor sands.

The Smith-Boswell #1 well (RRC # 19600) was drilled to 5460 feet total depth, cased to 5457 ft. and was completed 4/14/87. The producing interval (casing perforation) is from 5304 to 5338 feet depth near the top of the Taylor Sand. Depths to formation markers are: top Taylor Fm. = 5292 ft.; base Wilcox Fm. = 3920 ft. Down-hole logs included: dual Ind/SFL-Density-GR. Well potential tests were performed and certified by Danny Templeton on 4/22/87.

The Steinbach Unit #1 well (RRC # 19848) was drilled to 5486 feet total depth, cased to 5386 ft. and was completed 9/14/87. The producing interval (casing perforation) is from 5214 to 5218 feet depth. Depths to formation markers are: top Wilcox Fm. = 3415 ft.; top Navarro Fm. = 4760 ft. Down-hole electric logs included: DIL, SP, Caliper, Density and GR. Well potential tests were performed and certified by Robert L. Parker on 4/19/87.

Drilling activities
-------------------
The Company does not participate in any drilling activities or farmout agreements. Under a farmout agreement, outside parties undertake exploration activities using prospects owned by the Company. This would enable the Company to participate in exploration prospects without incurring additional capital costs, although with a substantially reduced ownership interest in each prospect. During the year ended December 31, 2001, no wells were drilled under farmout agreements.

Oil and gas production, prices and costs
----------------------------------------

As of December 31, 2001, the Company had a 49.5% working interest in two wells that produce oil, only.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved reserves, see Note 3 and 9 to the financial statements included in Item 7 of this Report. The reserve estimates for the reporting year were prepared by D-MIL Production, Inc. Estimates, provided by D-MIL Production, are based on historic production data utilizing percent decline in the production curves through time. D-MIL Production has found through experience that percent decline analysis using historical data is a reliable method for estimating reserves of such stripper wells in mature oil fields. Management believes , based upon D-MIL Production's experience, that the percent decline analysis using historical data is a reliable method.

The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended December 31, 2001.

Customers
---------

During fiscal year 2001, the Company had two customers. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant.

Item 3 - LEGAL PROCEEDINGS

The Registrant has no legal actions pending against it and is not a party to any suits in any court of law.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during 2001.

                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

The Company's common stock has been inactive since original issue and there is currently not a public trading market for the Company's common stock on any organized exchange.

        Holders.   The number of stockholders of record on March 4, 2002 was 17.

        Dividends. The Company has declared no cash or stock dividends on its common stock since inception and does not anticipate declaring or paying cash or stock dividends in the future.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is intended to be read in conjunction with the Company's audited financial statements and notes thereto. The following statements may be forward- looking in nature and actual results may differ materially.

  Development Stage

The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and developing working interests in oil and gas properties that will eventually provide sufficient net profits to sustain the Company's existence. Until such interests are acquired, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

  Results of Operations

For the year ended December 31, 2001, compared to the period from inception (February 25, 2000) to December 31, 2000

The Company reported a net loss of $16,726 for the year ended December 31, 2001, compared to a net loss of $127 reported for the period from inception (February 25, 2000) to December 31, 2000. The increase in the net loss during 2001 was primarily due to losses from operations and general and administrative expenses incurred in connection with the Company's audit of its financial statements and filings with the Securities and Exchange Commission. During 2000, the Company had operated for approximately ten months, and had revenues and expenses from oil production activities for approximately one month following its purchase of two working interests in oil producing properties in December of 2000.

Oil sales for the year ended December 31, 2001, were $16,071, and were generated from sales of 742 barrels of oil at an average sales price of $21.66 per barrel. During 2000, the Company had sales of $2,014 generated from sales of 76 barrels of oil at an average sale price of $26.50 per barrel. The increase in oil sale revenue during 2001 as compared to 2000 is due to approximately one month of oil production in 2000 compared to twelve months of oil production during 2001.

Combined direct oil production and amortization expenses during the year ended December 31, 2001, were $9,571 or $12.90 per barrel of oil sold, compared to $835 or $10.99 per barrel sold during the approximate one-month production period in 2000.

During 2001, the Company recorded a maintenance expense reserve of $9,000 relating to repair and maintenance work that will be required on the oil wells it has a working interest in. The reserve was estimated by management based on information received from the oil wells' operator near the end of 2001. No such reserve was established at December 31, 2000, as information was not available indicating that a maintenance reserve was necessary at that time.

General and administrative expenses of $15,196 were incurred during 2001, and related principally to costs associated with the Company's preparation and filing of Form 10-SB registration statement with the Securities and Exchange Commission. During the period from February 25, 2000 to December 31, 2000, the Company's combined general and administrative expenses consisted of $1,916, and included $1,325 of start up costs that were expensed according to the provisions of generally accepted account principles.

Interest income for the year ended December 31, 2001, was $970 and was comparable to $935 of interest income for the period from February 25, 2000 to December 31, 2000. During both periods interest income was generated from interest bearing cash investment accounts.

  Financial Condition and Liquidity

Total assets at December 31, 2001 were $70,398, stockholders' equity was $60,647 and the accumulated deficit incurred during the development stage was $16,853. Net cash used by operations was $4,591 during the year ended December 31, 2001, and no cash was used or provided by investing or financing activities.

During the period ended December 31, 2000 the Company purchased working interests in two producing oil wells in Bastrop County, Texas for $29,700. During 2001, no additional oil property purchases occurred although the Company's management continued to investigate oil and gas opportunities.

During the period ended December 31, 2000, the Company funded its start-up activities and its purchase of working interests in two producing oil wells through sales of 4,400,000 shares of its restricted common stock that generated an aggregate amount totaling $77,500. The Company plans to fund its future operations through additional sales of its unregistered common stock as necessary, although there can be no assurance the Company will be successful in its efforts to sell its common stock.

  Forward Looking Statement

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

          [The balance of this page has been intentionally left blank.]

Item 7 - FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants


Board of Directors NOVA OIL, INC.
(A Development Stage Company)


We have audited the accompanying balance sheets of NOVA OIL, INC. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2001; for the period from inception on February 25, 2000 to December 31, 2000; and for the period of inception on February 25, 2000 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOVA OIL, INC. (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001; for the period from inception on February 25, 2000 to December 31, 2000; and for the period of inception on February 25, 2000 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington
February 11, 2002

                                 NOVA OIL, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS


                                                                           Page

Balance Sheets, December 31, 2001 and 2000...................................11

Statements of Operations ....................................................12

Statement of Changes in Stockholders' Equity for the
period from inception on February 25, 2000 through December 31, 2001.........13

Statements of Cash Flows ....................................................14

Notes to Financial Statements.............................................15-23

NOVA OIL, INC.
(A Development Stage Company)
Balance Sheets
December 31, 2001 and 2000

                                                                     ASSETS

                                                                        2001                   2000

Current assets:
            Cash                                                 $        41,903        $      46,494
     Accounts receivable                                                   1,425                2,014
                                                                 ---------------        -------------
            Total current assets                                          43,328               48,508
                                                                 ---------------        -------------

Fixed assets:
     Oil properties (successful efforts method), net                      27,070               29,456
                                                                 ---------------        -------------


        Total assets                                             $        70,398        $      77,964
                                                                 ===============        =============


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued maintenance reserve                                 $         9,000
     Accounts payable                                                        751        $         591
                                                                 ---------------        -------------
        Total current liabilities                                          9,751                  591
                                                                 ---------------        -------------

Commitments and contingencies (Note 4)

Stockholders' equity:
        Preferred stock, $0.0001 par value;
          5,000,000 shares authorized; no
            shares issued and outstanding
        Common stock, $0.001 par value;
            100,000,000 shares authorized; 4,400,000                       4,400                4,400
            shares issued and outstanding
        Additional paid-in capital                                        73,100               73,100
        Accumulated deficit incurred during
            the development stage                                        (16,853)                (127)
                                                                 ---------------        -------------
        Total stockholders' equity                                        60,647               77,373
                                                                 ---------------        -------------

        Total liabilities and stockholders' equity               $        70,398        $      77,964
                                                                 ===============        =============

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
(A Development Stage Company)
Statements of Operations





                                                                               For the period          For the period
                                                                              from inception on       from inception on
                                                        For the year         February 25, 2000       February 25, 2000
                                                     ended December 31,        to December 31,        to December 31,

                                                            2001                    2000                    2001

Sales of oil                                         $      16,071           $       2,014           $      18,085


Operating expenses:

     Reserve for maintenance expense                         9,000                                           9,000
     Production expenses                                     7,185                     591                   7,776
     General and administrative expenses                    15,196                     916                  16,112
Amortization expense                                         2,386                     244                   2,630
                                                     -------------           -------------           -------------
                                                            33,767                   1,751                  35,518
                                                     -------------           -------------           -------------
Other (income) expenses:

     Interest income                                          (970)                   (935)                 (1,905)
     Start-up expenses                                                               1,325                   1,325
                                                     -------------           -------------           -------------
                                                              (970)                    390                    (580)
                                                     -------------           -------------           -------------

Net loss                                             $      16,726           $         127           $      16,853
                                                     =============           =============           =============

Net loss per share-basic                             $         Nil           $         Nil           $         Nil
                                                     =============           =============           =============

Weighted average common
shares outstanding-basic                                 4,400,000               2,322,007               3,514,065
                                                     =============           =============           =============

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from inception on
February 25, 2000 through December 31, 2001



                                                                                          Accumulated
                                                                                           Additional      Deficit
                                                                   Common Stock             Paid-in     incurred in the
                                                            Shares            Amount        Capital    Development Stage    Totals
                                                            ------            ------        -------    -----------------    ------
Sale of common stock for cash  ($0.0025 per share)       3,000,000     $       3,000     $    4,500                      $   7,500

Sale of common stock for cash  ($0.05 per share)         1,400,000             1,400         68,600                         70,000

Net loss                                                                                               $          (127)       (127)
                                                      ------------     -------------     ----------    ----------------  ---------
Balance, December 31, 2000                               4,400,000             4,400         73,100               (127)     77,373
                                                      ------------     -------------     ----------    ----------------  ---------

Net loss                                                                                                       (16,726)    (16,726)

Balance, December 31, 2001                               4,400,000    $        4,400     $   73,100    $       (16,853)  $  60,647
                                                      ============     =============     ==========    ================  =========

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
(A Development Stage Company)
Statements of Cash Flows

                                                                              For the period        For the period
                                                                             from inception on     from inception on
                                                          For the year       February 25, 2000     February 25, 2000
                                                       ended December 31,     to December 31,       to December 31,

                                                               2001                2000                 2001

Cash flows from operating activities:
     Net loss                                              $   (16,726)     $        (127)        $    (16,853)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
            Amortization                                         2,386                244                2,630
            Reserve for maintenance expense                      9,000                                   9,000

     Change in:
        Accounts receivable                                        589             (2,014)              (1,425)
        Accounts payable                                           160                591                  751
                                                           -----------      -------------         ------------
            Net cash used by operating activities               (4,591)            (1,306)              (5,897)
                                                           -----------      -------------         ------------

Cash flows from investing activities:
     Purchase of oil and gas properties                                           (29,700)             (29,700)
                                                           -----------      -------------         ------------
            Net cash used by investing activities                                 (29,700)             (29,700)
                                                           -----------      -------------         ------------

Cash flows from financing activities:
     Sales of common stock for cash                                                77,500               77,500
                                                           -----------      -------------         ------------
            Net cash provided by financing activities                              77,500               77,500
                                                           -----------      -------------         ------------

Net change in cash                                              (4,591)            46,494               41,903
Cash, beginning of period,                                      46,494                  0                    0
                                                           -----------      -------------         ------------

Cash, end of period,                                       $    41,903      $      46,494         $     41,903
                                                           ===========      =============         ============


NOVA OIL, INC.
(A Development Stage Company)
Notes to Financial Statements

1.       Description of Business

         NOVA OIL, INC. (the "Company") is a Nevada Corporation that was formed on February 25, 2000. The Company was organized to acquire and develop working interests in oil and gas properties in the United States.

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company's ability to continue as a going concern.

         Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock and the continued acquisition of profitable oil and gas producing properties. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

         Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.       Summary of Significant Accounting Policies

         Basis of presentation
         ---------------------

         Included in the Company's production expenses as presented are all direct expenses of oil production, including severance taxes and royalties, not included in production expenses are depreciation, depletion and amortization ("DD&A") expenses and corporate administration expenses.

         Development stage enterprise
         ----------------------------

         The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and developing working interests in oil and gas properties that will eventually provide sufficient net profits to sustain the
         Company's existence. Until such interests are acquired, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

NOVA OIL, INC.
(A Development Stage Company)
Notes to Financial Statements, Continued:

2.       Summary of Significant Accounting Policies, Continued:

         Cash and cash equivalents
         -------------------------

         For the purpose of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.

         Use of estimates
         ----------------

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Income taxes
         ------------

         Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

         Net loss per share
         ------------------

         Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At December 31, 2001 and 2000, the Company had no outstanding stock options, warrants, and other convertible securities, accordingly, only basic EPS is presented.

NOVA OIL, INC.
(A Development Stage Company)
Notes to Financial Statements, Continued:

2.       Summary of Significant Accounting Policies, Continued:

         Oil and gas properties
         ----------------------

         The Company's oil and gas properties consist of working interests in producing oil wells having proved reserves. Unless otherwise indicated, quantitative information contained herein regarding the Company's oil and gas properties and the production therefrom relates to these working interests. All of the Company's oil and gas properties are in the United States.

         The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that an exploratory well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive. The Company amortizes capitalized costs on the units-of-production method based on production and total estimated proved reserves.

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The standard requires that long-lived assets and associated intangibles be written down to their fair values whenever an impairment review indicates that the carrying value cannot be recovered.

         An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis.

         New accounting pronouncements
         -----------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company anticipates that the adoption of these Statements will not have a material affect on its financial statements.

NOVA OIL, INC.
(A Development Stage Company)
Notes to Financial Statements, Continued:

2.       Summary of Significant Accounting Policies, Continued:

         New accounting pronouncements, Continued:
         ----------------------------------------

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

         Fair values of financial instruments
         ------------------------------------

         The carrying amounts of financial instruments including cash, accounts receivable and accounts payable, approximated their fair values as of December 31, 2001 and 2000.

         Segment information
         -------------------

               During the year ended December 31, 2001, all of the Company's revenues came from sales of oil to one of two individual customers. All of the Company's revenues for the period from inception on February 25, 2000 to December 31, 2000, were from sales of oil to a single customer.

         Start-up expenses
         -----------------
               The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-Up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs of $1,325 have been included in the Company's other expenses for the period from inception on February 25, 2000 to December 31, 2001.

NOVA OIL, INC.
(A Development Stage Company)
Notes to Financial Statements, Continued:

3.       Oil and Gas Properties

         The Company's oil and gas properties consist of working interests in two oil and gas wells (the "Smith Boswell #1" and the "Steinbach Unit #1"). The Smith Boswell #1 is a 43.73 acre unit and the Steinbach Unit #1 is a 40.32 acre unit, both located in the Ruth Mackey Survey, Abstract 47, Bastrop County, Texas. Each of the working interests grants the Company a 49.5% working interest, or a 38.61% net revenue interest after underlying royalty payments, in the oil and gas produced and marketed from each well.

         The following presents the Company's capitalized costs at December 31, 2001 and 2000 relating to its oil and gas activities:
                                                     2001               2000


                Proved reserves purchased       $   29,700         $   29,700
                Accumulated amortization            (2,641)              (244)
                                                  ----------         ----------
                Net proved reserves             $   27,059         $   29,456
                                                  ==========         ==========

4.       Commitments and Contingencies

         In connection with the purchase of working interests in two oil and gas wells (See Note 3), the Company entered into an operating agreement with the seller of the interests and operator of the wells. The agreement, modeled after agreements standard and customary to the oil industry, commits the Company to pay its share of joint interest operating costs incurred in the operation, maintenance and potential future development of the wells. The joint interest payments are billed monthly by the operator and are due fifteen days after receipt. Oil prices are extremely volatile and instances may occur where the
         Company's revenues received from oil sales are less than its corresponding production expenses. In addition, oil well repair and maintenance activities may interrupt oil sales revenue and add to overall operation costs.

         At December 31, 2001, the Company accrued a repair and maintenance reserve of $9,000. Management estimated and recorded the reserve based on information provided by the operator of the wells that indicated that near-term repairs on the oil wells were necessary.

NOVA OIL, INC.
(A Development Stage Company)
Notes to Financial Statements, Continued:

5.       Income Taxes

         The Company recorded no income tax provision for the years ended December 31, 2001 and 2000, as during those years only net losses were incurred. At December 31, 2001 and 2000, the Company had deferred tax assets of approximately $2,700 and $70, respectively, primarily resulting from net income tax operating loss carryforwards of approximately $8,000 and $200, at December 31, 2001 and 2000, respectively.

         The deferred tax assets for both years were fully reserved for, as the Company's management is uncertain whether it is "more likely than not" that the assets will be utilized at this stage of the Company's development.

6.       Stockholders' Equity

         Common stock
         ------------

         In March of 2000, the Company's board of directors resolved to issue 3,000,000 shares of its common stock to the Company's founders for $0.0025 per share, or $7,500.

         In April of 2000, the Company's board of directors resolved to offer up to 2,000,000 shares of its common stock, in a private placement, to certain accredited investors in the State of Washington. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the issue of 1,400,000 shares of the Company's stock for $0.05 per share, or $70,000.

         Preferred stock
         ---------------

         In addition to Common Stock, the Company is authorized to issue 5,000,000 shares of Preferred Stock with a par value of $0.0001 per share, none of which has been issued.

7.       Related Party Transactions

         During the period from inception on February 25, 2000 to December 31, 2001, the Company issued 2,000,000 shares of its common stock for $0.0025 per share and 120,000 shares of its common stock for $0.05 per share (See Note 6), to certain directors and officers of the Company.

NOVA OIL, INC.
(A Development Stage Company)
Supplemental Information
For the period from inception on
February 25, 2000 to December 31, 2001  (Unaudited)

The following notes include unaudited supplemental financial information as currently required by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board.

8.       Estimated Quantities of Oil and Gas Reserves (Unaudited)

         Proved reserves are the estimated quantities of crude oil, which upon analysis of geological and engineering data appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and under existing operating conditions.

         The estimation of reserves requires substantial judgment on the part of petroleum engineers and may result in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant.

         The Company's proved reserves are contained on approximately 84 acres located in Bastrop County, Texas, of which approximately 42 acres represent the Company's net working interests.

         Following is a reconciliation of the Company's estimated net quantities of proved oil reserves, based upon net oil production to be generated from the Company's working interests and as estimated by petroleum consultants.

                                                                  Barrels of Oil
                                                                  --------------
            Proved reserves, February 25, 2000                                0
            Purchase of reserves in place                                 9,231
            Oil production for the period ended December 31, 2000           (76)
                                                                  -------------
            Proved reserves, December 31, 2000                            9,155
                                                                  -------------
            Oil production for the year ended December 31, 2001            (742)
                                                                  -------------
            Proved reserves, December 31, 2001                            8,413
                                                                  =============

         The Company's current oil and gas properties have no remaining natural gas reserves.

NOVA OIL, INC.
(A Development Stage Company)
Supplemental Information, Continued:
For the period from inception on
February 25, 2000 to December 31, 2001  (Unaudited)

9.       Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

         Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraphs.

         Future cash inflows and future production and development costs are determined by applying year-end oil prices and costs to the estimated quantities of oil to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

         The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:
                                                          2001           2000

             Future cash inflows                    $    120,145    $   246,389
             Future production costs                    (142,560)      (152,064)
             Future development costs                          0              0
             Future income tax provision                       0        (21,973)
                                                    ------------    -----------
             Future net cash flows                       (22,415)        72,352
             Effect of 10% discount factor                16,502        (28,711)
                                                    ------------    -----------
             Standardized measure of discounted
                  future net cash flows             $     (5,913)        43,641
                                                    ============    ===========

Year-end oil prices used in calculating the standardized measure of discounted future net cash flows were $14.28 per barrel and $26.80 per barrel, for December 31, 2001 and 2000, respectively.

NOVA OIL, INC.
(A Development Stage Company)
Supplemental Information, Continued:
For the period from inception on
February 25, 2000 to December 31, 2001  (Unaudited)

9.       Standardized Measure of Discounted Future Net Cash Flows (Unaudited),
         Continued:

         The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the period from inception on February 25, 2000 to December 31, 2001:
                                                              2001         2000

           Standardized measure, beginning of period       $ 43,641    $      0
           Purchase of reserves in place                                 44,261
           Sales of oil produced, net of production costs    (8,078)       (620)
           Change in prices                                 (45,997)
           Accretion of discount                              4,521
                                                           --------    --------
           Standardized measure, end of period             $ (5,913)   $ 43,641
                                                           ========    ========

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers.
---------------------------------

The names, ages, business experience and positions of our directors and executive officers as of March 4, 2002 are set out below. The Company's board of directors consisted of four members during 2001. On March 7, 2002, the board of directors established an Audit Committee. The Audit Committee is composed of two directors not directly involved in the financial administration of the Company and one unaffiliated individual.

Name                            Age          Position                  Term
-----------------------------------------------------------------------------

Arthur P. Dammarell, Jr.        58           Treasurer                 Annual
Bruce E. Cox                    52           Secretary                 Annual
Paul E. Fredericks              47           Vice-President            Annual
Daniel W. Schneider             52           President                 Annual

Business Experience
-------------------

Daniel W. Schneider. Mr. Schneider is President and a Director of the Company. From 1988 to 1995, he was the Land Manager for Noranda Exploration, Inc., responsible for acquisition and maintenance of land positions throughout the United States. From 1995 to 1996, he was land manager for Hemlo Gold Mines, Inc. From 1996 to 2001 he served as land manager for Battle Mountain Gold Company. Mr. Schneider now provides consulting and acquisition land management services to the mining industry. Mr. Schneider obtained a bachelor-of-arts degree from the University of Montana in 1971. He has been active in mineral resource management for more than 30 years. Mr. Schneider resides in Reno, Nevada and spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Paul E. Fredericks. Mr. Fredericks is vice-president and a Director of the Company. From January 1985 to the present, he has owned and operated his own business, Mineral Logic. His Company is involved in compiling data on mines and prospects in Montana and Idaho and doing data compilation and GIS development for mineral exploration and mining companies throughout the western hemisphere. From March 1988 to January 1991, he was Senior Geologist and a computer specialist for Western Gold Exploration and Mining Company, located in Missoula, Montana. Mr. Fredericks attended Humboldt State University where he received a Bachelor of Science Degree in geology in 1977. He also attended the University of Texas, at Austin where he received a Master's degree in geology in 1980. Mr. Fredericks resides in Missoula, Montana, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Bruce E. Cox. Mr. Cox is the Secretary and a Director of the Company. From 1973 to the present, he has been a professional geologist and consultant. Mr. Cox is currently employed by Stillwater Mining Company. He also continues to serve as a consultant on mining projects and is involved in two industrial mineral ventures. Mr. Cox attended Western Carolina University where he received a Bachelor of Science Degree in geology in 1971. He also attended the University of Montana, where he received a Master's degree in geology in 1973. Mr. Cox resides in Missoula, Montana, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Arthur P. Dammarell, Jr. Mr. Dammarell is the treasurer and a Director of the Company. From February 1988 to April 1999, Mr. Dammarell was Chief Executive Officer and President of Virginia City Gold Mines, Inc. He was elected a Director of the company in 1980. Mr. Dammarell is presently self-employed as a business development consultant. He was manager of business operations and co-owner of Direct Realty Service, a real estate brokerage firm located in Spokane, Washington, from April 1993 to August 1996. From January 1986 to August 1988, Mr. Dammarell was the Executive Director of Whitman Regional Planning Council, and Senior Land-use and Community Development Planner from December 1983 to January 1986. From August 1977 to December 1983, he was City Planner for the City of Dayton, Washington. Mr. Dammarell attended Eastern Washington University, where he received his bachelor-or-arts degree in Urban and Regional Planning in 1977. He served in the United States Air Force as a communications center specialist from August 1962 until January 1972. Mr. Dammarell resides in Colbert, a suburb of Spokane, Washington, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Involvement in Certain Legal Proceedings
----------------------------------------

None of the Officers and Directors of the Registrant has been involved in any bankruptcy, insolvency or receivership proceedings as an individual or a member of any partnership or corporation; none has been convicted in a criminal proceeding.

Item 10 - EXECUTIVE COMPENSATION

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for servicing in such capacity.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth as of March 4, 2002, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 4,400,000 outstanding shares.

                                   Amount and nature of Beneficial      Percent
            Name of Owner                    Ownership[2]              of Class

         Carol A.  Dunne                        500,000                  11.36%
         Charles A. Cleveland                   500,000                  11.36%
         Arthur P. Dammarell, Jr. [1]           540,000                  12.27%
         Bruce E. Cox[1]                        500,000                  11.36%
         Paul E. Fredericks[1]                  540,000                  12.27%
         Daniel W. Schneider[1]                 540,000                  12.27%


         Total ownership of Officers
         and Directors as a group             2,120,000                  48.18%

[1]      A Director and Executive Officer of the Registrant.
[2]      All of these shares are restricted pursuant to Rule 144

Section 16(a) Beneficial Ownership Reporting Compliance

The following person(s) who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the Registrant, failed to file on a timely basis the required disclosure Form as noted:

--------------------------------------------------------------------------------
Arthur P. Dammarell, Jr.  Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Bruce E. Cox              Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Paul E. Fredericks        Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Daniel W. Schneider       Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Notes 6 and 7 to the Financial Statements.

Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

No.      Exhibit
---      -------

3.1      *Articles of Incorporation

3.2      *Bylaws

4        Instruments defining the rights of security holders, including
         --------------------------------------------------------------
         indentures
         ----------

         4.1      *Form of Common Stock Certificate

10       Material Contracts
         ------------------

        10.1     *Participation Agreement, dated December 7, 2000
        10.2     *Operating Agreement, dated December 1, 2000
        10.3     *Assignment of Working Interest, dated December 18, 2000
        10.4     *Assignment of Working Interest, dated December 18, 2000
        10.5     *Production Reserve Summary
        10.6 *Exemption Acknowledgement - Washington State Department of Financial Institutions

21       *Subsidiaries of the Registrant
         -------------------------------

23       *Consent of Accountants
         -----------------------

99       Exhibits
         --------
         99.1     *Certificate of Authority(date 3/12/01)State of Texas

         99.2     *Railroad Commission Of Texas (Form P-4)
              a.       *Form P-4 Notification (date: 01/11/99) Smith-Boswell #1
              b.       *Form P-4 Notification (date: 11/20/00) Steinbach Unit #1

Reports on Form 8-K
-------------------
No reports on Form 8-K were filed by the Registrant during the last quarter of 2001.


* Incorporated herein by reference from Registrant's Form 10SB Registration Statement, as filed April 10, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   NOVA OIL, INC.

                         By:       /s/ Daniel W. Schneider
                                   Daniel W. Schneider
                                   President
                                   Date:  March 25, 2002

                         By:       /s/ Arthur P. Dammarell, Jr.
                                   ----------------------------
                                   Arthur P. Dammarell, Jr.
                                   Treasurer and principal accounting officer
                                   Date:  March 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Daniel W. Schneider
         Daniel W. Schneider
         Director and President
         Date:  March 25, 2002

By:      /s/ Arthur P. Dammarell, Jr.
         ----------------------------
         Arthur P. Dammarell, Jr.
         Director ,Treasurer and principal accounting officer
         Date:  March 25, 2002

By:      /s/ Paul E. Fredericks
         -----------------------
         Paul E. Fredericks
         Director and Vice-President
         Date:  March 25, 2002

By:      /s/ Bruce E. Cox
         -----------------
         Bruce E. Cox
         Director and Secretary
         Date:  March 25, 2002