Form 10QSB
period 2002-03-31
NOVA OIL INC
filed 2002-05-10
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

                 For the transition period from ______ to ______


                        Commission file number 000-32531

                                 NOVA OIL, INC.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                             91-2028450
                 ------                              ----------
(State  or  other  jurisdiction  of   (IRS  Employer Identification  Number)
  incorporation  or  organization)


                   17922 N. HATCH ROAD, COLBERT, WA 99005-9377
                   -------------------------------------------
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (509) 466-0576

          COMMON  STOCK                          (NONE)
   Title  of  each  class             Name  and  exchange  on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  [X]  No  [ ]

At April 30, 2002, 4,400,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
                                                                           ----


ITEM  1   Balance  Sheets  as  of  March  31,  2002
          and  December  31,  2001                                           3

          Statements  of  Operations  From  the  Date  of  Inception
         (February  25,  2000)  Through  March  31,  2002  and  the  Three
          Month  Periods  Ended  March  31,  2002  and  2001                 4

          Statements of Cash Flows From the Date of Inception (February 25, 2000) Through March 31, 2002 and the Three
          Month  Periods  Ended  March  31,  2002  and  2001                 5

          Notes  to  Financial  Statements                                   6

ITEM  2   Management's  Discussion  and  Analysis  of  Financial Condition and
          Results  of  Operations                                            7

                                     PART II

ITEM  1   Legal  Proceedings                                                 9

ITEM  2   Changes  in Securities                                             9

ITEM  3   Defaults  Upon Senior Securities                                   9

ITEM  4   Submission  of  Matters  to  a  Vote  of  Security  Holders        9

ITEM  5   Other  Information                                                 9

ITEM  6   Exhibits and Reports on Form 8-K                                   9

Signatures                                                                  10

NOVA  OIL,  INC.                   BALANCE  SHEETS  AS  OF  MARCH  31,  2002
(A  Development  Stage  Company)   AND  DECEMBER  31,  2001


                                     PART 1.

ITEM  1:  FINANCIAL  STATEMENTS


                                           ASSETS
                                           ------
                                                            (UNAUDITED)

                                                              MARCH 31,       DECEMBER 31,
                                                                2002             2001
                                                           ----------------  ---------------
Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . .      .  $        26,097   $       41,903
Accounts receivable . . . . . . . . . . . . . . . . . . .            1,879            1,425
Inventory . . . . . . . . . . . . . . . . . . . . . . . .              497
                                                           ----------------   -------------
          Total current assets. . . . . . . . . . . . . .           28,473           43,328
                                                           ----------------  ---------------

Fixed assets:
     Oil properties (successful efforts method), net. . .           26,685           27,070
                                                           ----------------  ---------------

          Total assets. . . . . . . . . . . . . . . . . .  $        55,158   $       70,398
                                                           ================  ===============


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

Current liabilities:
Accrued maintenance reserve . . . . . . . . . . . . . . .                   $         9,000
Accounts payable. . . . . . . . . . . . . . . . . . . . .  $         4,879              751
                                                           ----------------  ---------------
          Total current liabilities . . . . . . . . . . .            4,879            9,751
                                                           ----------------  ---------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock; $0.0001 par value; 5,000,000 shares
authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares
authorized; 4,400,000 shares issued and outstanding . . .            4,400            4,400
Additional paid-in capital. . . . . . . . . . . . . . . .           73,100           73,100
Accumulated deficit incurred during the development stage          (27,221)         (16,853)
                                                           ----------------  ---------------
          Total stockholders' equity. .. . . . . . . . . .          50,279           60,647
                                                           ----------------  ---------------

          Total liabilities and stockholders' equity. . .  $        55,158   $       70,398
                                                           ================  ===============


                                     See the accompanying notes.
                                              Page 3

                                    STATEMENTS  OF  OPERATIONS
NOVA  OIL,  INC.                    From  the  Date  of  Inception (February  25,  2000)
(A  Development  Stage  Company)    Through  March 31, 2002 and the Three Month
(Unaudited)                         Periods  Ended  March  31,  2002  and  2001





                                        Date of Inception
                                            Through        MARCH 31,     MARCH 31,

                                         March 31, 2002      2002         2001
                                          -----------  -----------  -----------
Sales of oil . . . . . . . . . . . . . .  $   19,964   $    1,879   $    2,729
                                          -----------  -----------  -----------

Operating expenses:
Reserve for maintenance expense. . . . .       9,000
Production expenses . . . . . . . .           10,988        3,212        1,653
General and administrative expenses           24,860        8,748        7,188
Amortization expense. . . .      . . . .       3,015          385          319
                                         -----------  -----------  -----------
          Total operating expenses . . .      47,863       12,345        9,160
                                          -----------  -----------  -----------

Other (income) expenses:
Start-up expense . . . . . . . . . . . .       1,325
     Interest income . . . . . . . . . .      (2,003)         (98)        (321)
                                          -----------  -----------  -----------
                                                (678)         (98)        (321)

Net Loss . . . . . . . . . . . . . . . .  $   27,221   $   10,368   $    6,110
                                          ===========  ===========  ===========

Net loss per share-basic . . . . . . . .  $      Nil   $      Nil   $      Nil
                                          ===========  ===========  ===========

Weighted average common shares
 outstanding-basic . . . . . . . . . . .   3,618,429    4,400,000    4,400,000
                                          ===========  ===========  ===========


                                           See the accompanying notes.
                                                Page 4


                                 STATEMENTS  CASH  FLOWS
NOVA  OIL,  INC.                 From the Date of Inception (February 25, 2000)
(A Development Stage Company)    Through March 31, 2002 and the Three Month
(Unaudited)                      Periods  Ended  March  31,  2002  and  2001






                                            DATE OF INCEPTION
                                                 THROUGH          MARCH 31,    MARCH 31,
                                              MARCH 31, 2002. . .   2002         2001
                                           ------------------   -----------  -----------
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . .  $          (27,221)  $  (10,368)  $   (6,110)
Adjustments to reconcile net loss to net
       cash used by operating activities:
Amortization. . . . . . . . . . . . . . .               3,015          385          318
Change in:
Accounts receivable . . . . . . . . . . .              (1,879)        (454)          (4)
Inventory . . . . . . . . . . . . . . . .                (497)        (497)
Accrued maintenance reserve . . . . . . .                           (9,000)
Accounts payable. . . . . . . . . . . . .               4,879        4,128          (83)
                                           -------------------  -----------  -----------
Net cash used by operating activities . .             (21,703)     (15,806)      (5,879)
                                           -------------------  -----------  -----------

Cash flows from investing activities:
     Purchase of oil and gas properties .             (29,700)
                                           -------------------  -----------  -----------
Net cash used by investing activities . .             (29,700)
                                           -------------------  -----------  -----------

Cash flows from financing activities:
     Sales of common stock for cash . . .              77,500
                                           -------------------  -----------  -----------
Net cash provided by financing activities              77,500
                                           -------------------  -----------  -----------

Net change in cash. . . . . . . . . . . .              26,097      (15,806)      (5,879)
Cash, beginning of period . . . . . . . .                           41,903       46,494
                                           -------------------  -----------  -----------
Cash, end of period . . . . . . . . . . .  $           26,097   $   26,097   $   40,615
                                           ===================  ===========  ===========


                                               See the accompanying notes.

NOVA  OIL,  INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
(Unaudited)

1.     BASIS  OF  PRESENTATION:

The financial statements of Nova Oil, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Nova Oil, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in Nova Oil, Inc.'s annual report on Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2002.

Included in the Company's production expenses as presented are all direct expenses of oil production, including severance taxes and royalties, not included in production expenses are depreciation, depletion, and amortization ("DD&A") expenses and corporate administration expenses. All information is presented on the accrual basis of accounting.

2.     NATURE  OF  BUSINESS:

Nova Oil, Inc. is a Nevada Corporation that was formed on February 25, 2000. The Company was organized to acquire and develop working interests in oil and gas properties in the Untied States of America. Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. All of the Company's revenues for the period from inception on February 25, 2000 to March 31, 2002, were from sales to two customers.

3.     COMMITMENTS  AND  CONTINGENCIES:

In connection with the purchase of working interests in two oil and gas wells, the Company entered into an operating agreement with the seller of the interests and operator of the wells. The agreement, modeled after agreements standard and customary to the oil industry, commits the Company to pay its share of joint interest operating costs incurred in the operation, maintenance and potential future development of the wells. The joint interest payments are billed monthly by the operator and are due fifteen days after receipt. Oil prices are extremely volatile and instances may occur where the Company's revenues received from oil sales are less than its corresponding production expenses. In addition, oil well repair and maintenance activities may interrupt oil sales revenue and add to overall operation costs.

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

RESULTS  OF  OPERATIONS

For the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001

For the three months ended March 31, 2002, the Company experienced a net loss of $10,368 compared to a net loss of $6,110 during the comparable period of the previous year. The increase in net loss from 2001 to 2002 was primarily due to increased costs of oil production and increased general and administrative expenses incurred during the first quarter of 2002 as compared to the first quarter of 2001.

During the three month period ended March 31, 2002, the Company generated $1,879 from the sale of 98 barrels of oil at an average sales price of approximately $19 per barrel. During the three month period ended March 31, 2001, the Company generated $2,729 from the sale of 100 barrels of oil at an average sales price of approximately $27 per barrel. Oil production expenses were $3,212 during the first quarter of 2002, or approximately $33 per barrel sold, compared to $1,653 or approximately $17 per barrel sold during the first quarter of 2001. The increase in per-barrel production costs during the first quarter of 2002 is primarily due to well maintenance and repair costs included in the first quarter's production that was not included or incurred during the first quarter of 2001.

General and administrative expenses increased from $7,188 during the first quarter of 2001, to $8,748 during the comparable quarter of 2002. The increase was principally due to the cost associated with the Company's preparation and filing of financial statements and other reports as required by the Securities and Exchange Commission.

Interest income decreased from $321 during the first quarter of 2001 to $98 during the first quarter of 2002. The decrease was due to a corresponding decrease in interest bearing cash assets.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the three month period ended March 31, 2002, the Company used $15,806 of cash in operating activities. Management plans to fund future short-term operating needs through profits from its oil producing properties, existing cash reserves, and, if necessary, sales of the Company's common stock. There currently is no market for the Company's common stock, however, and there are no assurances that management will be successful in its plans.

The Company is currently unable to maintain appropriate liquidity levels to adequately fund its 2002 expenditure programs and has reason to believe that this will continue to be the case in the near term.

Management has determined that because of the deficiency in working capital, significant operating losses and lack of liquidity, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. The Company has incurred operating losses since its inception (February 25, 2000) that raise substantial doubt about its ability to continue as a going concern. The Company anticipates that current cash reserves and projected revenues will not provide adequate cash flow to meet expected 2002 expenditures. In the event the Company is unable to access the capital markets through private placements, the Company may become illiquid by the end of 2002. Consequently such trends or conditions could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. The Company currently has plans to raise sufficient working capital through equity financing or reorganization of the Company. A reorganization of the Company may include, but not be limited to, reduction in expenditures, disposal of assets, reducing ownership interest in the oil wells, a reverse stock split, seeking out a larger oil company for merger, and/or developing strategic alliances with other companies.








          [The balance of this page has been intentionally left blank.]

                                     PART II


ITEM  1.  LEGAL  PROCEEDINGS

          NONE

ITEM  2.  CHANGES  IN  SECURITIES

          NONE

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          NONE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
          HOLDERS

          NONE

ITEM  5.  OTHER  INFORMATION

          NONE

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          NONE

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Nova Oil, Inc.
                                 --------------
                                  (Registrant)

  /s/ Arthur P. Dammarell                            May 10, 2002
By:-----------------------                         ----------------
Arthur  P.  Dammarell                             Date
Treasurer  and  Principal  Financial  Officer