Form 10QSB
period 2002-06-30
NOVA OIL INC
filed 2002-08-01
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Yes [X]  No [  ]

         At August 1, 2002, 4,400,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I
                                                                           PAGE
                                                                           ----

ITEM 1.   Balance Sheets as of June 30, 2002
          and December 31, 2001............................................. 3

          Statements of Operations For the Three and Six Month
          Periods Ended June 30, 2002 and 2001.............................. 4

          Statements of Cash Flows For the Six Month Periods
          Ended June 30, 2002 and 2001  .................................... 5

          Notes to Financial Statements..................................... 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 7

                                     PART II

ITEM 1.   Legal Proceedings................................................. 9

ITEM 2.   Changes in Securities............................................. 9

ITEM 3.   Defaults Upon Senior Securities................................... 9

ITEM 4.   Submission of Matters to a Vote of Security Holders............... 9

ITEM 5.   Other Information................................................. 9

ITEM 6.   Exhibits and Reports on Form 8-K.................................. 9

          Signatures....................................................... 10

                                              Balance Sheets as of June 30, 2002
Nova Oil, Inc.                                             and December 31, 2001
--------------------------------------------------------------------------------
                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                                     ASSETS

                                                                      (Unaudited)
                                                                       June 30,         December 31,
                                                                          2002              2001
                                                                      -----------       -----------
CURRENT ASSETS:
     Cash                                                             $    17,365       $    41,903
     Accounts receivable                                                    3,151             1,425
     Inventory                                                                759
                                                                      -----------       -----------
            Total current assets                                           21,275            43,328
                                                                      -----------       -----------

FIXED ASSETS:
     Oil properties (successful efforts method), net                       26,186            27,070
                                                                      -----------       -----------
            Total assets                                              $    47,461       $    70,398
                                                                      ===========       ===========

                       LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued repair expense                                                             $     9,000
     Accounts payable                                                 $       944               751
                                                                      -----------       -----------
            Total current liabilities                                         944             9,751
                                                                      -----------       -----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; $0.0001 par value; 5,000,000 shares
        authorized; no shares issued and outstanding
     Common stock; $0.001 par value; 100,000,000 shares
        authorized; 4,400,000 shares issued and outstanding                 4,400             4,400
     Additional paid-in capital                                            73,100            73,100
     Accumulated deficit incurred during the developmental stage          (30,983)          (16,853)
                                                                      -----------       -----------
            Total stockholders' equity                                     46,517            60,647
                                                                      -----------       -----------
            Total liabilities and stockholders' equity                $    47,461       $    70,398
                                                                      ===========       ===========

The accompanying notes are an integral part of these financial statements.

Nova Oil, Inc.                     Statements of Operationsfor the Three and Six
(Unaudited)                           Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                      June 30, 2002               June 30, 2001
                                           Date of Inception     -----------------------     -----------------------
                                                Through             Three        Six            Three        Six
                                             June 30, 2002         Months       Months         Months      Months
                                           -----------------     ----------   ----------     ----------   ----------
SALES OF OIL                               $          22,635     $    2,671   $    4,550     $    4,806   $    7,534

OPERATING EXPENSES:
     Repair expense                                    9,000
Production expenses                                   12,619          1,631        4,843          1,938        3,591
General and administrative expenses                   29,216          4,356       13,104          4,302       11,490
Amortization expense                                   3,514            499          884            661          980
Total operating expenses                              54,349          6,486       18,831          6,901       16,061

OTHER (INCOME) EXPENSES:
     Start-up expense                                  1,325
     Interest income                                  (2,056)           (53)        (151)          (273)        (594)
            Total other (income) expenses               (731)           (53)        (151)          (273)        (594)

NET LOSS                                   $         (30,983)    $   (3,762)  $  (14,130)    $   (1,822)  $   (7,933)

NET LOSS PER SHARE - BASIC                 $           (0.01)    $      Nil   $      Nil     $      Nil   $      Nil

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC                         3,700,796      4,400,000    4,400,000      4,400,000    4,400,000


























The accompanying notes are an integral part of these financial statements.

Nova Oil, Inc.                        Statements of Cash Flows for the Six Month
(Unaudited)                                 Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


                                                                                           Six Months Ended
                                                           Date of Inception                   June 30,
                                                                Through             -----------------------------
                                                             June 30, 2002              2002             2001
                                                           -----------------        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $        (30,983)        $   (14,130)     $    (7,933)
     Adjustments to reconcile net loss to
        net cash used by operating activities:
     Amortization                                                     3,514                 884              980
     Change in:
        Accounts receivable                                          (3,151)             (1,726)             223
        Inventory                                                      (759)               (759)
        Accrued repair expense                                                           (9,000)
        Accounts payable                                                944                 193              (72)
            Net cash used by operating activities                   (30,435)            (24,538)          (6,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of oil and gas properties                             (29,700)
            Net cash used by investing activities                   (29,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sales of common stock for cash                                  77,500
            Net cash provided by financing activities                77,500

NET CHANGE IN CASH                                                   17,365             (24,538)          (6,802)

CASH AT BEGINNING OF PERIOD                                                              41,903           46,494

CASH AT END OF PERIOD                                      $         17,365        $     17,365      $    39,692



















The accompanying notes are an integral part of these financial statements.

Nova Oil, Inc.
(Undaudited)                                       Notes to Financial Statements
--------------------------------------------------------------------------------

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

2.       Nature of Business:

Nova Oil, Inc. is a Nevada Corporation that was formed on February 25, 2000. The Company was organized to acquire and develop working interests in oil and gas properties in the Untied States of America. Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. All of the Company's revenues for the period from inception on February 25, 2000 to June 30, 2002, were from sales to two customers.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001

For the three months ended June 30, 2002, the Company experienced a net loss of $3,762 compared to a net loss of $1,822 during the comparable period of the previous year. The increase in net loss from 2001 to 2002 was primarily due to decreased sales of oil during the second quarter of 2002 as compared to the second quarter of 2001.

During the three month period ended June 30, 2002, the Company generated $2,671 from the sale of 117 barrels of oil at an average sales price of approximately $23 per barrel. During the three month period ended June 30, 2001, the Company generated $4,806 from the sale of 203 barrels of oil at an average sales price of approximately $24 per barrel. Oil production expenses were $1,631 during the second quarter of 2002, or approximately $14 per barrel sold, compared to $1,938 or approximately $10 per barrel sold during the second quarter of 2001. The increase in per-barrel production costs during the second quarter of 2002 was primarily due to fewer barrels of oil sold during the second quarter of 2002 as compared to the comparable quarter of 2001.

Amortization expense was $499 during the second quarter of 2002 as compared to $661 during the second quarter of 2001. The decrease in amortization expense during the second quarter of 2002 is due to fewer barrels of oil produced and sold during the second quarter of 2002 compared to the second quarter of 2001.

General and administrative expenses were $4,356 during the second quarter of 2002, and were comparable to $4,302 during the second quarter of 2001

Interest income decreased from $273 during the second quarter of 2001 to $53 during the second quarter of 2002. The decrease was due to a corresponding decrease in interest bearing cash assets.

For the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001

For the six month period ended June 30, 2002, the Company had a net loss of $14,130 compared to a net loss of $7,933 during the six month period ended June 30, 2001. During both six month periods, the net losses were primarily attributable to general and administrative expenses that were in excess of gross profits received from oil sales.

Financial Condition and Liquidity

During the six month period ended June 30, 2002, the Company used $24,538 of cash in operating activities. Management plans to fund future short-term operating needs through profits from its oil producing properties, existing cash reserves, and, if necessary, sales of the Company's common stock. There currently is no market for the Company's common stock, however, and there are no assurances that management will be successful in its plans.

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

                  NONE

ITEM 5.  OTHER INFORMATION

                  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  NONE

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Nova Oil, Inc.
                                 --------------
                                  (Registrant)


By:  /s/  ARTHUR P. DAMMARELL, JR.                                       8/1/02
-----------------------------------------                          -------------
Arthur P. Dammarell, Jr.                                           Date
Treasurer and Principal Financial Officer