Form 10QSB
period 2002-09-30
NOVA OIL INC
filed 2002-11-08
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Yes [X]  No [  ]

         At October 30, 2002, 4,400,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE


ITEM 1 Balance Sheets as of September 30, 2002
       and December 31, 2001...............................................  3

       Statements of Operations For the Three and Nine Month
       Periods Ended September 30, 2002 and 2001...........................  4

       Statements of Cash Flows For the Nine Month Periods
       Ended September 30, 2002 and 2001  .................................  5

       Notes to Financial Statements.......................................  6

ITEM 2 Management's Discussion and Analysis of Financial Condition and
       Results of Operations...............................................  7

ITEM 3 Controls and Procedures.............................................  8

                                     PART II

ITEM 1 Legal Proceedings...................................................  9

ITEM 2 Changes in Securities...............................................  9

ITEM 3 Defaults Upon Senior Securities.....................................  9

ITEM 4 Submission of Matters to a Vote of Security Holders.................  9

ITEM 5 Other Information...................................................  9

ITEM 6 Exhibits and Reports on Form 8-K....................................  9

       Signatures.......................................................... 10

       Certifications...................................................... 11

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                                         BALANCE SHEETS AS OF SEPTEMBER 30, 2002
NOVA OIL, INC.                                             AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                        (UNAUDITED)
                                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                                           2002                   2001

CURRENT ASSETS:
     Cash                                                                           $          16,638      $         41,903
     Accounts receivable                                                                        1,627                 1,425
     Inventory                                                                                  1,451
            Total current assets                                                               19,716                43,328

FIXED ASSETS:
     Oil properties (successful efforts method), net                                           25,764                27,070
            Total assets                                                            $          45,480      $         70,398


                       LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued repair expense                                                                                $          9,000
     Accounts payable                                                               $           2,962                   751
            Total current liabilities                                                           2,962                 9,751

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; $0.0001 par value; 5,000,000 shares
        authorized; no shares issued and outstanding
     Common stock; $0.001 par value; 100,000,000 shares
        authorized; 4,400,000 shares issued and outstanding                                     4,400                 4,400
     Additional paid-in capital                                                                73,100                73,100
     Accumulated deficit incurred during the developmental stage                              (34,982)              (16,853)
            Total stockholders' equity                                                         42,518                60,647

            Total liabilities and stockholders' equity                              $          45,480      $         70,398





   The accompanying notes are an integral part of these financial statements.
                                     Page 3

NOVA OIL, INC.                   STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
(UNAUDITED)                      MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------


                                                SEPTEMBER 30, 2002                SEPTEMBER 30, 2001
                                                ------------------                ------------------
                                               THREE           NINE              THREE           NINE
                                               MONTHS          MONTHS            MONTHS          MONTHS
                                               ------          ------            ------          ------
SALES OF OIL                               $      3,071    $      7,621      $      5,998    $     13,532
                                           ------------    ------------      ------------    ------------
OPERATING EXPENSES:
     Production expenses                          2,985           7,828             1,982           5,573
     General and administrative expenses          3,707          16,811             1,634          13,125
Amortization expense                                422           1,306               861           1,841
        Total operating expenses                  7,114          25,945             4,477          20,539

OTHER (INCOME) EXPENSES:
     Interest income                                (44)           (195)             (230)           (825)
            Total other (income) expenses           (44)           (195)             (230)           (825)

NET INCOME (LOSS)                          $     (3,999)   $    (18,129)     $     (1,751)   $     (6,182)

NET LOSS PER SHARE - BASIC                 $        Nil    $        Nil      $        Nil    $        Nil

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC                    4,400,000       4,400,000         4,400,000       4,400,000
























   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.                       STATEMENTS OF CASH FLOWS FOR THE NINE MONTH
(UNAUDITED)                            PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                   ----------------------
                                                     2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      $(18,129)    $ (6,182)
     Adjustments to reconcile net loss to
        net cash used by operating activities:
     Amortization                                     1,306        1,841
     Change in:
        Accounts receivable                            (202)        (789)
        Inventory                                    (1,451)
        Accrued repair expense                       (9,000)
        Accounts payable                              2,211          531
            Net cash used by operating activities   (25,265)      (4,599)

NET CHANGE IN CASH                                  (25,265)      (4,599)

CASH AT BEGINNING OF PERIOD                          41,903       46,494

CASH AT END OF PERIOD                              $ 16,638     $ 41,895































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

2.       NATURE OF BUSINESS:

Nova Oil, Inc. is a Nevada Corporation that was formed on February 25, 2000. The Company was organized to acquire and develop working interests in oil and gas properties in the United States of America. Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. The Company's revenues for the nine month period ended September 30, 2002, were from sales to one customer.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements. Prior to the beginning of the third quarter of 2002, the Company reported as a "development stage company" in accordance with the provisions of SFAS No. 7. At the beginning of the third quarter of 2002, management determined that the Company was no longer in the development stage and discontinued reporting as such.

RESULTS OF OPERATIONS

For the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001

For the three months ended September 30, 2002, the Company experienced a net loss of $3,999 compared to a net loss of $1,751 during the comparable period of the previous year. The increase in net loss from 2001 to 2002 was primarily due to decreased sales of oil during the third quarter of 2002 as compared to the third quarter of 2001.

During the three month period ended September 30, 2002, the Company generated $3,071 from the sale of 132 barrels of oil at an average sales price of approximately $23 per barrel. During the three month period ended September 30, 2001 the Company generated $5,998 from the sale of 265 barrels of oil at an average sales price of approximately $22 per barrel. Oil production expenses were $2,985 during the third quarter of 2002, or approximately $22 per barrel sold, compared to $1,982 or approximately $7 per barrel sold during the third quarter of 2001. The increase in per-barrel production costs during the third quarter of 2002 was primarily due to fewer barrels of oil sold during the third quarter of 2002 as compared to the comparable quarter of 2001. In addition, fewer barrels of oil were produced during the third quarter of 2002, as compared to the same quarter in 2001, due to fewer barrels of oil produced from the Company's working interest in the Steinbach Unit and an interruption in production of the Company's working interest in the Smith Boswell #1 Unit due to repairs during the third quarter of 2002.

Amortization expense was $422 during the third quarter of 2002 as compared to $861 during the third quarter of 2001. The decrease in amortization expense during the third quarter of 2002 is due to fewer barrels of oil produced and sold during the third quarter of 2002 compared to the third quarter of 2001.

General and administrative expenses were $3,707 during the third quarter of 2002, compared to $1,634 during the third quarter of 2001. The increase in general and administrative expense during the third quarter of 2002 is principally due to administrative and accounting costs associated with the review of the Company's Form 10 registration statement filing.

Interest income decreased from $230 during the third quarter of 2001 to $44 during the third quarter of 2002. The decrease was due to a corresponding decrease in interest bearing cash assets.

For the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001

For the nine month period ended September 30, 2002, the Company had a net loss of $18,129 compared to a net loss of $6,182 during the nine month period ended September 30, 2001. During both nine month periods, the net losses were primarily attributable to general and administrative expenses that were in excess of gross profits received from oil sales.

FINANCIAL CONDITION AND LIQUIDITY

During the nine month period ended September 30, 2002, the Company used $25,265 of cash in operating activities. Management plans to fund future short-term operating needs through profits from its oil producing properties, existing cash reserves, and, if necessary, sales of the Company's common stock. There currently is no market for the Company's common stock, however, and there are no assurances that management will be successful in its plans.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's treasurer and president believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.



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



                                 Nova Oil, Inc.
                                  (Registrant)


By:  /s/ARTHUR P. DAMMARELL, JR.                                  10/31/02
-------------------------------                                  ----------
Arthur P. Dammarell, Jr.                                           Date
Treasurer and Principal Financial Officer






By:  /s/PAUL E. FREDERICKS                                       10/31/02
------------------------------                                  ----------
Paul E. Fredericks                                                 Date
President, and Chief Executive Officer

                                 CERTIFICATIONS


I, Arthur P. Dammarell, Jr. certify that:

1.       I have reviewed this report on Form 10-QSB of Nova Oil, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date:    October 31, 2002

         /s/ ARTHUR P. DAMMARELL, JR.

         Arthur P. Dammarell, Jr.
         Treasurer, and Principal Financial Officer


I, Paul E. Fredericks certify that:

1.       I have reviewed this report on Form 10-QSB of Nova Oil, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date:    October 31, 2002

         /s/ PAUL E. FREDERICKS

         Paul E. Fredericks
         President, and Chief Executive Officer