Form 10KSB/A
period 2001-12-31
NOVA OIL INC
filed 2002-11-14
CIK 1137469

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                                    Washington, DC 20549

                              AMENDMENT NUMBER 1 TO
                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________to___________

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

The  Registrant's  common  stock is  currently  not  trading;  accordingly,  the aggregate market value at November 1, 2002, of common stock held by non-affiliates of the Registrant was nil. As of November 1, 2002 there were 4,400,000 shares of the Registrant's common stock outstanding.

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page

ITEM 1.  DESCRIPTION OF BUSINESS...........................................2

ITEM 2.  DESCRIPTION OF PROPERTIES.........................................9

ITEM 3.  LEGAL PROCEEDINGS.................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................11

ITEM 7.  FINANCIAL STATEMENTS...........................................15-33

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES.............................33

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................33

ITEM 10. EXECUTIVE COMPENSATION............................................34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................35

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.................................35

ITEM 14. CONTROLS AND PROCEDURES...........................................36

SIGNATURES.................................................................37

CERTIFICATIONS.............................................................39

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Forward-Looking Statements
-------------------------------

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

This Report contains forward-looking statements. Words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "will likely result", "intend", "are expected to", "will continue", " is anticipated", "estimate", "project or projected", and similar expressions identify forward-looking statements. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements. These statements are based on the Company's beliefs and the assurances made using information currently available to the Company. Because these statements reflect its current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results could differ materially from the results discussed in the forward- looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors. A reader should not place undue reliance on these forward-looking statements. A reader should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

Introduction
------------

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

The Company presently owns oil and gas interests in the state of Texas.

The Company's principal office is located at 17922 North Hatch Rd, Colbert, Washington 99005-9377. The contact person is Arthur P. Dammarell, Jr., Treasurer and Director. The telephone number is (509) 466-0576; the facsimile number is
(509)466-6931.

The Company's authorized capital includes 100,000,000 shares of common stock with $0.001 par value and 5,000,000 shares of preferred stock with $0.0001 par value. As of the close of the Company's latest fiscal year, December 31, 2001, there were 4,400,000 shares of common stock outstanding and -0- shares of preferred stock outstanding. The Company does not maintain any kind of website.

Recent Activities
-----------------
In October, 2000, the Company completed a private offering of 1,400,000 shares of its common stock at $0.05 per share. Net proceeds to the Company were $70,000. There were no offering and related expenses material to this offering. The private placement of shares provided the Company with resources to complete the acquisition of undivided working interests in two producing oil wells, namely the Smith-Boswell #1 and Steinbach Unit #1.

On December 7, 2000, the Company purchased certain interests in oil and gas properties in the state of Texas. The Company's oil and gas properties consist of working interests in two oil and gas wells (the "Smith Boswell #1" and the "Steinbach Unit #1"). The Smith Boswell #1 is a 43.73 acre unit and the Steinbach Unit #1 is a 40.32 acre unit, both located in the Ruth Mackey Survey, Abstract 47, Bastrop County, Texas. Each of the working interests grants the Company a 49.5% working interest, or a 38.61% net revenue interest after underlying royalty payments, in the oil and gas produced and marketed from each well.

The Smith-Boswell #1 well and the Steinbach Unit #1 well both pump oil into onsite oil stock tanks. Oil is periodically drained from the tanks by the purchaser and transported by tank truck to a holding facility for processing.

Operations and Policies
-----------------------

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

In attempting to acquire oil and gas leases, the Company will be at a competitive disadvantage since it must compete with many companies and individuals with greater capital and financial resources and larger technical staffs.

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

Historical Corporate Development
--------------------------------

The Company was incorporated in Nevada, USA on February 25, 2000.

The organization meeting of the Company and the initial directors meeting of the Company was held on March 24, 2000. At this meeting it was decided that the fiscal year of the Company would end on December 31st of each calendar year and forms of Common and Preferred Stock certificates were presented. It was also agreed that the Company issue up to 3,000,000 shares of its common stock for an aggregate of up to $7,500 in capital contributions to the Company by Arthur P. Dammarell, Jr. and Jeanne L. Dammarell, Carol A. Dunne, Bruce E. Cox, Paul E. Fredericks and Susan S. Fredericks, Deborah H. Schneider and Daniel W.
Schneider, and Charles A. Cleveland. Also at the March 24 meeting, Daniel W. Schneider was appointed as President, Paul E. Fredericks as Vice-President, Bruce E. Cox as Secretary, and Arthur P. Dammarell, Jr. was appointed as

Treasurer of the Company. In September of 2002 Daniel W. Schneider passed away. A meeting of the Board of Directors was held on April 27, 2000 and it was resolved that the Company offer and sell up to 2,000,000 shares of its common stock, in an offering under the exemptions to registration provided under
Section 3(b), and section 4(6) of the Securities Act of 1933, as amended and under the exemption to registration under Washington Administrative Code Section 460-44A-300, and ss.21.20.320(17) of the Revised Code of Washington.

The offering was completed in October of 2000; the Company sold 1,400,000 common shares for an aggregate purchase price of $70,000. All shares were sold to Washington residents and members of the Board of Directors, only. The offering was terminated and no further offers and sales or any form of selling efforts took place for the remaining 600,000 shares.

Customers
---------
In December of 2000 and during fiscal year 2001, the Company had two customers, TEPPCO Crude Oil, LLC and Genesis Crude Oil, LP. Sales to TEPPCO Crude Oil, LLC accounted for 100% of the Companies oil sales for the month of December 2000, and 22.51% of the Company's oil sales in 2001. Sales to Genesis Crude Oil, LP. accounted for 77.49% of the Company's oil sales in 2001. Management believes that, due to the commodity nature of the Company's product, if it were not able to make sales to its current customers other customers would be available. The Company's product is not subject to ordinary segmented risk.

The Company has no formal or informal relationships with its two customers and it has not engaged in any implied or expressed contractual agreements with these entities.

Employees
---------
The Company has no paid employees. None of the Company's executive officers are employed by the Company. Management services are provided on an "as needed" basis without compensation. The Company has no oral or written contracts for services with any member of management.

Risk Factors
------------
1. The Company must expand its operations
--------------------------------------------
The Company's long-term success is ultimately dependent on its ability to expand its revenue base through the acquisition of producing properties. The Company has recently made significant investments in producing properties all in the Ruth Mackey Survey in Texas. The acquisitions are not indicative of future success. All of the producing projects are subject to the risk of failure and the loss of the Company's investment. Stockholders may lose the value of their investment, if the Company cannot expand its operations.

2.   Limited Financial Resources
--------------------------------
The Registrant has limited financial resources and, may not be able to raise sufficient funds to sustain, continue or expand its business. The Registrant currently has limited revenues and relies principally on the issuance of common shares to raise funds to finance the business of the Registrant. Current market conditions limit the Registrant's ability to raise funds. If the Company is not able to raise additional funds in the next 12 months, the Company's ability to continue in business is in doubt.

3. Prices of oil and natural gas fluctuate widely based on market conditions
--------------------------------------------------------------------------------
and any decline will adversely affect the Company's financial condition
-----------------------------------------------------------------------

The Company's revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including: -political conditions in the oil producing and exporting countries;
     -the supply and price of foreign oil and gas;
     -the level of consumer product demand;
     -the price and availability of alternative fuels;
     -the effect of federal and state regulation of production and transportation; and
     -the proximity of the Company's wells to pipelines and their capacity.

4. Management believes that there is substantial doubt about
--------------------------------------------------------------------------------
the Company's ability to continue as a going concern
----------------------------------------------------

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

Management believes that there is substantial doubt about the Company's ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock and the continued acquisition of profitable oil and gas producing properties. If the Company is not successful with its plans, investors could then lose all of their investment.

5. The Company must replace the reserves it produces
------------------------------------------------------

All of the Company's oil and gas properties contain proved developed oil reserves. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. The Company's present oil and gas wells may not continue to produce at current or anticipated rates of production, development drilling may not be successful, production of oil and gas may not commence when expected, there may be unfavorable markets for oil and gas produced in the future or that prior production rates cannot be maintained. If the Company is unable to develop or produce reserves for continued production at current rates, investors could lose all or a substantial portion of their investment.

6. There are many risks in drilling oil and gas wells
-------------------------------------------------------

The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, shortages of or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners and well servicing companies. The Company's wells may be shut-in for lack of a market until a pipeline or gathering system with available capacity is extended into our area. Our oil wells may have production curtailed until production facilities and delivery arrangements are acquired or developed for them. The affect of one or more of the above factors can result in investors losing all or a substantial portion of their investment.

7. The Company faces intense competition
------------------------------------------

The oil and natural gas industry is highly competitive. The Company competes with others for property acquisitions and for opportunities to explore or to develop and produce oil and natural gas. The Company faces strong competition from many companies and individuals with greater capital, financial resources and larger technical staffs. The Company also faces strong competition in procuring services from a limited pool of laborers, drilling service contractors and equipment vendors. If the Company is unable to compete, investors can lose all or a substantial portion of their investment.

8. The Company is only a non-operator participant in its natural resource
-----------------------------------------------------------------------------
properties
----------

All decisions concerning oil and gas projects owned currently by the Company are made by D-MIL Production, Inc., of Argyle, Texas, and not the Company. The Company has an operating agreement with D-MIL Production ("D-MIL") under which D-MIL makes all decisions related to daily operation of the Smith-Boswell #1 and Steinbach Unit #1 wells. However, D-MIL Production does consult with the Company regarding major operating decisions, including but not limited to well equipment replacement, regulatory compliance and slowing or stopping production on any of the Company's wells.

Conflicts that may arise between D-MIL Production and the Company regarding major aspects of operations will be submitted to a third party for arbitration. If D-MIL Production is, for whatever reason, unable to continue as operator of the Company's wells, another reputable local oil well operator will be secured. If the Company is unable to secure the services of an operator for its wells over an extended period of time, there will be a decrease in the production and sale of oil and investors may then experience a substantial decline in the value of their investment.

9. The Company may not carry sufficient insurance
---------------------------------------------------

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

10. Company reserves are uncertain
-----------------------------------

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

If the Company's reserves become unexpectedly depleted the Company could suffer substantial losses and investors could lose their investment.

11. Governmental regulation, environmental risks and taxes could adversely
--------------------------------------------------------------------------------
affect the  Company's  oil and gas operations in the state of Texas
-------------------------------------------------------------------

The Company's oil and natural gas operations in Texas are subject to regulation by federal and state governments, including environmental laws. To date, the Company has not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect the Company's business and increase the costs of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells. Additional matters that are, or have been from time to time, subject to governmental regulation include land tenure, royalties, production rates, spacing, completion procedures, water injections, utilization, the maximum price at which products could be sold, energy taxes and the discharge of materials into the environment.

12.  Environmental Risks
------------------------

The Registrant is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, the Registrant may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Registrant liable for environmental damage without regard to negligence of fault on the part of the Registrant. Such laws and regulations may expose the Registrant to liability for the conduct of, or conditions caused by, others or for acts of the Registrant that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Registrant.

13. Indemnities may be Unenforceable or Uncollectable
------------------------------------------------------

The operating agreements with participants in a property provide for the indemnification of the Registrant as operator. Such indemnification may not be enforceable or a participant may not be financially able in all circumstances to comply with its indemnification obligations, or the Registrant may not be able to obtain such indemnification agreements in the future. The failure to obtain enforceable indemnification agreements or a participants inability to indemnify the Registrant, may cause the Registrant to assume all operating costs of a property. Such a result would cause the Registrant to become insolvent. Investors would lose all or a substantial portion of their investment.

14.  Inadequacy of Public Market
--------------------------------

There is no public market for the common shares. No common shares may be sold or transferred unless in compliance with the Securities Act of 1933. Applicable securities laws restrict the transfer of common shares and if an exemption is not available to a stockholder wishing to sell, the shares may not be transferred.

15. Our Stock will be considered a "Penny Stock"
--------------------------------------------------

In the event that a public trading market develops for the Company's shares, such securities may be classified as a "penny stock" depending upon their market price and the manner in which they are traded. The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions.

Among these exceptions are shares issued by companies that have:
o net tangible assets of at least $2 million, if the issuer has been in continuous operation for three years;
o net tangible assets of at least $5 million, if the issuer has been in continuous operation for less than three years; or
o average annual revenue of at least $6 million for each of the last three years.

The Company does not currently meet the requirements of these exceptions and, therefore, the common shares would be deemed penny stocks for purposes of the Exchange Act if and at any time while the Company's common stock trades below $5.00 per share. In such case, trading in the Company's shares would be regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending our shares to prospective buyers would be required, unless an exemption is available, to:

o deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving our shares;

o provide detailed written disclosure to buyers of current price quotations for our shares, and of any sales commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction;

o send monthly statements to buyers disclosing updated price information for any penny stocks held in their accounts, and these monthly statements must include specified information on the limited market for penny stocks.

In addition, if the Company is subject to the penny stock rules, all brokers or dealers involved in a transaction in which our shares are sold to any buyer, other than an established customer or "accredited investor," must make a special written determination that the Company's shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase our shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in our shares. These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. The Company also understands that many brokerage firms will discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for the Company's shares.

16.  Dilution
-------------

The Registrant may issue more common shares at prices determined by the board of directors in any private placements or offerings of securities, possibly resulting in dilution of the value of common shares, and, given there is no preemptive right to purchase common shares, if a stockholder does not purchase additional common shares, the percentage share ownership of the stockholder in the Registrant will be reduced.

17.  Defeasance of Title
----------------------------
The possibility exists that title to one or more properties of the Registrant may be lost due to an omission in the claim of title, such as unperfected and unrecorded liabilities, or assignments of interests. The Registrant does not maintain title insurance. If title to one or more properties is lost, the Company could cease operations and face possible legal action and investors in the Company would lose a substantial value of their investment.

18. Limited Operating History.
------------------------------
The Company first acquired its working interests in producing oil wells in the 4th quarter of 2000. No additional wells have been acquired. Because of the limited operating history of the Company, stockholders and the Company face a risk that future acquisitions and/or development of oil wells may be unsuccessful. Stockholders would then experience a substantial decline in the value of their investment.

19. Lack of Management Experience in the Oil and Gas Industry
-------------------------------------------------------------

Management and the Board of Directors do not have prior experience in the oil and gas industry. They do have extensive work experience in geology, land acquisition, leasing properties for natural resource extraction (mining), and business management. The lack of experience in the oil and gas industry may impair Management and the Directors' ability to evaluate and make decisions involving current operations of the Company and any future projects the Company may undertake in the oil and gas industry. Such impairment may result in a decrease in the value of the stockholders' investment.

20. Amount of Time Officers Can Devote to Company Operations
------------------------------------------------------------

Three of the Company's 4 officers are self-employed. The officers will devote sufficient time to the operations and demands of the Company. If two or more of the officers of the Company could not perform the duties and responsibilities necessary for the success and development of the Company, investors could experience a substantial decline in the value of their investment.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

ALTHOUGH THE REGISTRANT IS CURRENTLY RECEIVING SOME PRODUCTION REVENUE, THE REGISTRANT DOES NOT REPRESENT THAT IT HOLDS MATERIAL INTERESTS IN PROVED DEVELOPED RESERVES. THE REGISTRANT SHOULD BE CONSIDERED AN EXPLORATION AND DEVELOPMENT STAGE OIL AND GAS COMPANY.

Oil and Gas Interests
---------------------

The following table describes the Company's leasehold interests in developed and undeveloped oil and gas acreage at December 31, 2001, all of which are located in the state of Texas:
                                                   Total
                                                 Developed
                                              Acreage [1] [2]

         State of Texas             Gross                         Net
         --------------             ------                        ---
         Smith-Boswell #1           43.7342                       21.6484
         Steinbach Unit #1          40.32                         19.9584
                                    --------                      -------
         Total                      84.0542                       41.6068

[1] Gross acres are the total acreage involved in a single lease or group of leases. Net acres represent the number of acres attributable to an owner's proportionate working interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

[2] The acreage figures are stated on the basis of applicable state oil and gas spacing regulations.

Purchase of Oil and Gas Properties/Material Terms of Operating Agreements
-------------------------------------------------------------------------

The Company paid $29,700 for a 49.5 percent (gross) working interest in each of two producing oil wells, namely, the Smith-Boswell #1 and the Steinbach Unit #1. The net revenue interest relative to the working interest is 38.61 percent for each well.

Material terms of the operating agreement related to the Company's working interest assignments to the Smith-Boswell #1 and the Steinbach Unit #1, include and are subject to all costs of drilling, mining, completing and producing operations as well as all other costs, and to be subject to the Company's proportionate part of all ad valorem, production, severance and other similar taxes.

The Company does not participate or engage in the normal day-to-day management and operation of the Smith-Boswell #1 and the Steinbach Unit #1. Upon the occurrence of certain material events, such as a workover of either or both wells, the Company requires full disclosure and consultation between the operator (D-MIL Production, Inc.), prior to any such workover being done.

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

Working Interests Under Producing Properties
--------------------------------------------

At November 1, 2002 , the Company held working interests consisting of a 49.5% working interest or 38.61% net revenue interest in 2 producing oil wells located on 84.05 gross developed acres in the state of Texas.

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

Oil and Gas Production, Prices and Costs
----------------------------------------

As of December 31, 2001, the Company had a 49.5 percent working interest in two wells that produce oil, only. The Smith-Boswell #1 well and the Steinbach Unit #1 well both pump oil into onsite oil stock tanks. Oil is periodically drained from the tanks by the purchaser and transported by tank truck to a holding facility for processing.

D-MIL Production, Inc. is responsible for the day-to-day management and operation of the Smith-Boswell #1 and the Steinbach Unit #1. D-MIL Production, Inc. is an independent crude oil and natural gas producer/operator with its offices located in Argyle, Texas.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Notes 8 and 9 to the financial statements included in Item 7,
Part II of this report. The reserve estimates for the reporting year were prepared by D-MIL Production, Inc. Estimates, provided by D-MIL Production, are based on historic production data utilizing percent decline in the production curves through time. D-MIL Production has found through experience that percent decline analysis using historical data is a reliable method for estimating reserves of such stripper wells in mature oil fields. Management believes, based upon D-MIL Production's experience, that the percent decline analysis using historical data is a reliable method.

The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal years ended December 31, 2000, and 2001 .

Office Facilities
-----------------

The Company's executive offices are currently located at 17922 North Hatch Road, Colbert, Washington 99005-9377, in an area comprised of approximately 100 square feet. The space is provided at no cost to the Company and any resulting rent expense if the space were rented to the Company would be immaterial. The real property is owned by Arthur P. Dammarell, Jr., the treasurer and a director of the Company. The Company considers the facilities adequate for current purposes.

ITEM 3. LEGAL PROCEEDINGS
--------------------------

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
------------------------------------------------------

No matters were submitted to a vote of security holders during 2001.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------------
MATTERS
-------

The   Company's   common   stock  does  not  trade  on  any   exchange   or  any
Over-the-Counter Electronic Bulletin Board.

The Company's shares of common stock are restricted securities under the Securities Act of 1933. Columbia Stock Transfer Company (located in Coeur d'Alene, Idaho) is the registrar and transfer agent for the common stock.

On November 1, 2002, shareholders' list for the Company's common shares showed seventeen registered shareholders and 4,400,000 shares outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

The preferred stock of the Company is not registered and does not trade.

ITEM 6.  MANAGEMENT'S DICUSSION AND ANAYLSIS OF FINANCIAL CONDIITON
-------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL
-------

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements. Prior to the beginning of the third quarter of 2002, the Company reported as a

"development stage company" in accordance with provisions of SFAS No. 7. At the beginning of the third quarter of 2002, management determined that the Company was no longer in the development stage and discontinued reporting as such.

RESULTS OF OPERATIONS
---------------------

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

Direct oil production expenses during the year ended December 31, 2001, were $7,185 or $9.68 per barrel of oil sold, compared to $591 or $7.78 per barrel sold during the approximate one-month production period in 2000.

Amortization expenses during the year ended December 31, 2001, were $2,386 or $3.21 per barrel of oil sold, compared to $244 or $3.21 per barrel sold during the approximate one-month production period in 2000.

During 2001, the Company recorded an accrued repair expense of $9,000 relating to damage that had occurred to the pumping mechanism of an oil well the Company has a working interest in. The accrual was estimated by management based on information received from the oil wells' operator near the end of 2001. No such accrual was recorded at December 31, 2000.

Combined direct oil production and amortization expenses, excluding a reserve for maintenance expenses, during the year ended December 31, 2001, were $9,571 or $12.90 per barrel of oil sold, compared to $835 or $10.99 per barrel sold during the approximate one-month production period in 2000.

General and administrative expenses of $15,196 were incurred during 2001, and related principally to costs associated with the Company's preparation and filing of Form 10-SB registration statement with the Securities and Exchange Commission. During the period from February 25, 2000 to December 31, 2000, the Company's combined general and administrative expenses consisted of $2,241, and included $1,325 of start up costs that were expensed according to the provisions of generally accepted account principles.

Interest income for the year ended December 31, 2001, was $970 and was comparable to $935 of interest income for the period from February 25, 2000 to December 31, 2000. During both periods interest income was generated from interest bearing cash investment accounts.

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001.

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

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001.

For the nine month period ended September 30, 2002, the Company had a net loss of $18,129 compared to a net loss of $6,182 during the nine month period ended September 30, 2001. During both nine month periods, the net losses were primarily attributable to general and administrative expenses that were in excess of gross profits received from oil sales.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity
---------

FOR THE YEAR ENDED DECEMBER 31, 2001

The Registrant is currently unable to maintain appropriate liquidity levels to adequately fund its 2002 expenditure programs and has reason to believe that this will continue to be the case in the near term.

Commitments of expenditures for fiscal 2002 include expenses related to the operating of the Company's oil wells and general administrative costs, such as telephone, postage, photocopying, and annual licensing and filing fees, all of which are expected to occur throughout the fiscal year. General administrative expenditures of a substantial nature include independent auditor's fees (quarterly), EDGARizing and filing of Securities & Exchange Commission Form(s) 10-KSB and 10-KSB/A for year ended December 31, 2001 (1st and 3rd quarters, respectively), quarterly 10-QSB's (2nd, 3rd & 4th quarter), and the filing of the Company's registration statement Form 10-SB/A2 (2nd quarter). In the first quarter of 2002, the Company incurred a financial obligation related to damage that occurred to one of its wells during 2001.

The Company has had two fiscal years of operations ending December 31, 2000 and 2001, with less than two quarters of operations as an oil producer as of April 2001.

Total assets at December 31, 2001 were $70,398, stockholders' equity was $60,647 and the accumulated deficit incurred during the development stage was $16,853. During the year ended December 31, 2001, no cash was used or provided by investing or financing activities.

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

In the fiscal year ended December 31, 2000 the Registrant completed a Washington State private placement of 1,400,000 shares of Common Stock at a price of $0.05 per share. The Registrant issued 3,000,000 common shares to directors, officers and other incorporators for gross proceeds of $7,500.

As of December 31, 2001 the Registrant had $33,577 in working capital.

As of December 31, 2001 the Company had current assets of $43,328 and current liabilities of $9,751. The Company does not expect to meet its current cash flow requirements from existing cash on hand and net income derived from the production and sale of oil, alone.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

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

Capital Resources
-----------------

The Registrant's primary source of capital resources come from sales of unregistered common stock to private investors, including members of management, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's management is of the view that conventional banking is unavailable to resource companies which are in the development stage. The Registrant's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies. The Registrant's capital resources are not anticipated to change materially in 2002.

Due to the correct financial condition of the Company, management has not identified any additional petroleum interests for acquisition and the Company is not negotiating with any entity for the acquisition of such interests.

The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Because of the nature of the Registrant's business, there are no trends in the nature of its capital resources which could be considered predictable. To date, the Registrant's capital resources have consisted primarily of the issuance of common shares pursuant to a private placement.

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

Management has not undertaken any reorganization of the Company. Management will undertake an offering to the original stockholders of the Company.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements and notes thereto as required under Item 310 of Regulation SB are as follows: Audited financial statements for the year ended December 31, 2001 followed by the unaudited financial statements for the period ended September 30, 2002.

a. Audited  financial  statements for the year ended December 31, 2001
----------------------------------------------------------------------

Auditor's Report, dated February 11, 2002...................................16

Balance Sheets as of December 31, 2001 and 2000.............................17

Statements  of  Operations  for the  year  ended  December  31,  2001,  and from inception to December 31, 2001 and 2000................................18

Statement of Changes in Stockholders' Equity from inception to December 31,
2001........................................................................19

Statements of Cash Flows for the year ended December 31, 2001 and from inception to December 31, 2001 and 2000.....................................20

Notes to Financial Statements............................................21-29

b. Unaudited financial  statements for the period ended September 30, 2002.
---------------------------------------------------------------------------

Balance Sheets as of September 30, 2002 and December 31, 2001...............30

Statements of Operations For the Three and Six Month Periods Ended
September 30, 2002 and 2001.................................................31

Statements of Cash Flows For the Six Month Periods Ended September 30,
2002 and 2001...............................................................32

Notes to Financial Statements...............................................33

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

DeCoria, Maichel & Teague P.S.

/s/ DECORIA, MAICHEL & Teague P.S.

Spokane, Washington
February 11, 2002

NOVA OIL, INC.
(A Development Stage Company)
Balance Sheets
December 31, 2001 and 2000


                                     ASSETS

                                                     2001              2000

Current assets:
  Cash                                             $  41,903         $  46,494
     Accounts receivable                               1,425             2,014
                                                   ---------         ---------
       Total current assets                           43,328            48,508
                                                   ---------         ---------
Fixed assets:
  Oil properties (successful efforts method), net     27,070            29,456
                                                   ---------         ---------


       Total assets                                $  70,398         $  77,964
                                                   =========         =========


                              LIABILITIES AND STO  CKHOLDERS' EQUITY

Current liabilities:
  Accrued repair expense                           $   9,000         $       -
  Accounts payable                                       751               591
                                                   ---------         ---------
      Total current liabilities                        9,751               591
                                                   ---------         ---------

Commitments and contingencies (Note 4)

Stockholders' equity:
    Preferred stock, $0.0001 par value;
      5,000,000 shares authorized; no
      shares issued and outstanding
    Common stock, $0.001 par value;
       100,000,000 shares authorized; 4,400,000        4,400             4,400
      shares issued and outstanding
    Additional paid-in capital                        73,100            73,100
    Accumulated deficit incurred during
       the development stage                         (16,853)             (127)
                                                   ---------         ---------
   Total stockholders' equity                         60,647            77,373
                                                   ---------         ---------

   Total liabilities and stockholders' equity      $  70,398         $  77,964
                                                   =========         =========


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

                                  2001                  2000                  2001
Sales of oil                  $   16,071           $    2,014           $   18,085

Operating expenses:

Repair expense                     9,000                    -                9,000
Production expenses                7,185                  591                7,776
General and administrative
   expenses                       15,196                  916               16,112
Amortization expense               2,386                  244                2,630
                              ----------           ----------           ----------
                                  33,767                1,751               35,518
                              ----------           ----------           ----------
Other (income) expenses:

Interest income                     (970)                (935)              (1,905)
Start-up expenses                      -                1,325                1,325
                              ----------           ----------           ----------
                                    (970)                 390                 (580)
                              ----------           ----------           ----------

Net loss                      $   16,726           $      127           $   16,853
                              ==========           ==========           ==========

Net loss per share-basic      $      Nil           $      Nil           $      Nil
                              ==========           ==========           ==========

Weighted average common
shares outstanding-basic       4,400,000            2,322,007            3,514,065
                              ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity For the period from inception on February 25, 2000 through December 31, 2001





                                                                   Accumulated
                                                     Additional      Deficit
                                Common Stock          Paid-in     incurred in the
                             Shares       Amount      Capital    Development Stage    Totals
                           ----------    -------      -------    -----------------  ---------
Sale of common stock for
 cash ($0.0025 per share)   3,000,000    $ 3,000     $  4,500                 -      $  7,500

Sale of common stock for
 cash ($0.05 per share)     1,400,000      1,400       68,600                 -        70,000

Net loss                                                                   (127)         (127)
                            ---------     -------    --------       -----------     ---------
Balance, December 31, 2000  4,400,000       4,400      73,100       $      (127)       77,373
                            ---------     -------    --------       -----------     ---------

Net loss                                                                (16,726)      (16,726)

Balance, December 31, 2001  4,400,000     $ 4,400    $ 73,100       $   (16,853)    $  60,647
                            =========     =======    ========       ===========     =========

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
(A Development Stage Company)
Statements of Cash Flows



                                                             For the period        For the period
                                                           from inception on     from inception on
                                         For the year       February 25, 2000     February 25,2000
                                      ended December 31,     to December 31,       to December 31,

                                            2001                 2000                 2001

Cash flows from operating
 activities:
Net loss                                 $ (16,726)           $    (127)           $ (16,853)
 Adjustments to reconcile net
  loss to net cash
   used by operating activities:
    Amortization                             2,386                  244                2,630

    Change in:
      Accrued repair expense                 9,000                    -                9,000
      Accounts receivable                      589               (2,014)              (1,425)
      Accounts payable                         160                  591                  751
                                         ---------            ---------            ---------
        Net cash used by
         operating activities               (4,591)              (1,306)              (5,897)
                                         ---------            ---------            ---------

Cash flows from investing activities:
 Purchase of oil and gas properties              -              (29,700)             (29,700)
                                         ---------            ---------             ---------
        Net cash used by
         investing activities                    -              (29,700)             (29,700)
                                         ---------            ---------             ---------

Cash flows from financing activities:
 Sales of common stock for cash                  -               77,500               77,500
                                         ---------            ---------            ---------
        Net cash provided by
         financing activities                    -               77,500               77,500
                                         ---------            ---------            ---------

Net change in cash                          (4,591)              46,494               41,903
Cash, beginning of period,                  46,494                    -                    -
                                         ---------            ---------            ---------
Cash, end of period,                     $  41,903            $  46,494            $  41,903
                                         =========            =========            =========

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

         Comprehensive income (loss)
         ---------------------------
         The Company records comprehensive income (loss) according to the provisions of Statement of Financial Accounting Standard No. 130,
         "Reporting Comprehensive Income". Accordingly, accumulated other comprehensive income or loss is reported in the equity section of the Company's balance sheets when comprehensive income (loss) transactions occur.

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

         At December 31, 2001, the Company accrued a repair expense of $9,000. Management estimated and accrued the expense based on information provided by the operator of the wells that indicated substantial damage had occurred to a pumping mechanism during 2001 and that near-term repairs would be necessary.

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

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:
                                                          2000

             Future cash inflows                    $   246,389
             Future production costs                   (152,064)
             Future development costs                         0
             Future income tax provision                (21,973)
                                                    ------------
             Future net cash flows                       72,352
             Effect of 10% discount factor              (28,711)
                                                    ------------
            Standardized measure of discounted
                  future net cash flows             $    43,641
                                                    ============

         No standardized measure of discounted future cash flows is presented for 2001, as the calculation would yield a negative value.

         Year-end oil prices used in calculating the standardized measure of Discounted future net cash flows were $26.80 per barrel for December 31, 2000.

NOVA OIL, INC.
(A Development Stage Company)
Supplemental Information, Continued:
For the period from inception on
February 25, 2000 to December 31, 2001  (Unaudited)

9.       Standardized  Measure of Discounted Future Net Cash Flows  (Unaudited),
         Continued:

         The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the period from inception on February 25, 2000 to December 31, 2000:
                                                              2000

           Standardized measure, beginning of period       $      0
           Purchase of reserves in place                     44,261
           Sales of oil produced, net of production costs      (620)
           Change in prices
           Accretion of discount
                                                           --------
           Standardized measure, end of period             $ 43,641
                                                           ========

Nova Oil, Inc.                           Balance Sheets as of September 30, 2002
                                                           and December 31, 2001



                                     ASSETS


                                                                             (Unaudited)
                                                                              September           December
                                                                                  30,                13,
                                                                                 2002               2001

CURRENT ASSETS:
         Cash                                                                  $16,638            $41,903
         Accounts receivable                                                     1,627              1,425
         Inventory                                                               1,451                  -
                                                                               -------            -------
                  Total current assets                                          19,716             43,328

FIXED ASSETS:
         Oil properties (successful efforts method), net                        25,764             27,070
                                                                               -------            -------
                  Total assets                                                 $45,480            $70,398
                                                                               =======            =======

LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accrued repair expense                                                $     -            $ 9,000
         Accounts payable                                                        2,962                751
                                                                               -------            -------
                           Total current liabilities                             2,962              9,751
                                                                               -------            -------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
         Preferred stock; $0.0001 par value; 5,000,000 shares
                  authorized; no shares issued and outstanding
         Common stock; $0.001 par value; 100,000,000 shares
                  authorized; 4,400,000 shares issued and outstanding            4,400              4,400
         Additional paid-in capital                                             73,100             73,100
         Accumulated deficit incurred during the developmental stage           (34,982)           (16,853)
                                                                               -------            -------
                           Total stockholders' equity                           42,518             60,647
                                                                               -------            -------

                           Total liabilities and stockholders' equity          $45,480            $70,398
                                                                               =======            =======

The accompanying notes are an integral part of these financial statements.

Nova Oil, Inc.                   Statements of Operations for the Three and Nine
(Unaudited)                      Month Periods Ended September 30, 2002 and 2001



                                                              September 30, 2002                 September 30, 2001
                                                            Three             Nine             Three             Nine
                                                            Months            Months           Months            Months
                                                          ---------         ---------        ---------         ---------
SALES OF OIL                                              $   3,071         $   7,621        $   5,998         $  13,532
                                                          ---------         ---------        ---------         ---------
OPERATING EXPENSES:
         Production expenses                                  2,985             7,828            1,982             5,573
         General and administrative expenses                  3,707            16,811            1,634             3,125
         Amortization expense                                   422             1,306              861             1,841
                                                          ---------         ---------        ---------         ---------
                  Total operating expenses                    7,114            25,945            4,477            20,539
                                                          ---------         ---------        ---------         ---------
OTHER (INCOME) EXPENSES:
         Interest income                                        (44)             (195)            (230)             (825)
                                                          ---------         ---------        ---------         ---------
                  Total other (income) expenses                 (44)             (195)            (230)             (825)
                                                          ---------         ---------        ---------         ---------

NET INCOME (LOSS)                                         $  (3,999)        $ (18,129)       $  (1,751)        $  (6,182)
                                                          =========         =========        =========         =========
NET LOSS PER SHARE - BASIC                                $     Nil         $     Nil        $     Nil         $     Nil
                                                          =========         =========        =========         =========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC                                4,400,000         4,400,000        4,400,000         4,400,000
                                                          =========         =========        =========         =========

The accompanying notes are an integral part of these financial statements.

Nova Oil, Inc.                       Statements of Cash Flows for the Nine Month
(Unaudited)                            Periods Ended September 30, 2002 and 2001



                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             -------------------------
                                                                                2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                            $(18,129)        $ (6,182)
         Adjustments to reconcile net loss to
                  net cash used by operating activities:
         Amortization                                                           1,306            1,841
         Change in:
                  Accounts receivable                                            (202)            (789)
                  Inventory                                                    (1,451)
                  Accrued repair expense                                       (9,000)
                  Accounts payable                                              2,211              531
                                                                             --------         --------
                           Net cash used by operating activities              (25,265)          (4,599)
                                                                             --------         --------

NET CHANGE IN CASH                                                            (25,265)          (4,599)
                                                                             --------         --------
CASH AT BEGINNING OF PERIOD                                                    41,903           46,494
                                                                             --------         --------
CASH AT END OF PERIOD                                                        $ 16,638         $ 41,895
                                                                             ========         ========

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                                                        PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers.
---------------------------------

The names, ages, business experience and positions of our directors and executive officers as of September 20,2002 are set out below. The Company's board of directors consisted of four members during 2001. On March 7, 2002, the board of directors established an Audit Committee. The Audit Committee is composed of two directors not directly involved in the financial administration of the Company and one unaffiliated individual.

Name                            Age          Position                  Term
-----------------------------------------------------------------------------

Arthur P. Dammarell, Jr.        58           Treasurer                 Annual
Bruce E. Cox                    52           Secretary                 Annual
Paul E. Fredericks              47           Current President         Annual
Daniel W. Schneider, deceased   53           Former President          Annual

Business Experience
-------------------

Daniel W. Schneider. Mr. Schneider was President and a Director of the Company. From 1988 to 1995, he was the Land Manager for Noranda Exploration, Inc., responsible for acquisition and maintenance of land positions throughout the United States. From 1995 to 1996, he was land manager for Hemlo Gold Mines, Inc. From 1996 to 2001 he served as land manager for Battle Mountain Gold Company. Mr. Schneider now provides consulting and acquisition land management services to the mining industry. Mr. Schneider obtained a bachelor-of-arts degree from the University of Montana in 1971. He was active in mineral resource management for more than 30 years. Mr. Schneider resided in Reno, Nevada and spent approximately 5 percent of his time on the operations of Nova Oil, Inc while he was president. In September of 2002, Mr. Schneider passed away.

Paul E. Fredericks. Mr. Fredericks is currently the President and a Director of the Company and succeeded Mr. Schneider upon his death. From January 1985 to the present, he has owned and operated his own business, Mineral Logic. His Company is involved in compiling data on mines and prospects in Montana and Idaho and doing data compilation and GIS development for mineral exploration and mining companies throughout the western hemisphere. From March 1988 to January 1991, he was Senior Geologist and a computer specialist for Western Gold Exploration and Mining Company, located in Missoula, Montana. Mr. Fredericks attended Humboldt State University where he received a Bachelor of Science Degree in geology in 1977. He also attended the University of Texas, at Austin where he received a Master's degree in geology in 1980. Mr. Fredericks resides in Missoula, Montana, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

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

Arthur P. Dammarell, Jr. Mr. Dammarell is Treasurer and a Director of the Company. He became self-employed as a business development consultant in April 1999, and currently serves in such capacity. From 1980 to 1999 he held various positions in Virginia City Gold Mines, Inc., including director, president and CEO. From 1993 to 1996, Mr. Dammarell was operations manager and co-owner of Direct Realty Service in Spokane, Washington. He has twenty-four years of management experience in the public and private sector. Mr. Dammarell attended Eastern Washington University, where he received his bachelor-of-arts degree in 1977. Mr. Dammarell resides in Colbert, Washington, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.


Involvement in Certain Legal Proceedings
----------------------------------------

None of the Officers and Directors of the Registrant has been involved in any bankruptcy, insolvency or receivership proceedings as an individual or a member of any partnership or corporation; none has been convicted in a criminal proceeding.

ITEM 10.   EXECUTIVE COMPENSATION

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for servicing in such capacity.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of November 1, 2002, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 4,400,000 outstanding shares.

                                   Amount and nature of Beneficial      Percent
            Name of Owner                    Ownership[2]              of Class

         Carol A.  Dunne                        500,000                  11.36%
         Charles A. Cleveland                   500,000                  11.36%
         Arthur P. Dammarell, Jr. [1]           540,000                  12.27%
         Bruce E. Cox[1]                        500,000                  11.36%
         Paul E. Fredericks[1]                  540,000                  12.27%
         Daniel W. Schneider [3] and Deborah H.
           Schneider 2000 Revocable Trust       540,000                  12.27%

         Total ownership of Officers
         and Directors as a group             1,580,000                  35.91%

[1] A Director and Executive Officer of the Registrant. [2] All of these shares are restricted pursuant to Rule 144.
[3] Former Director and Executive Officer of the Registrant up until September 2002. Section 16(a) Beneficial Ownership Reporting Compliance

The following person(s) who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the Registrant, failed to file on a timely basis the required disclosure Form as noted:

--------------------------------------------------------------------------------
Arthur P. Dammarell, Jr.  Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Bruce E. Cox              Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Paul E. Fredericks        Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Daniel W. Schneider,      Form 3, Initial Statement of Beneficial Ownership of
deceased(former Director/Officer) Securities
--------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Notes 6 and 7 to the Financial Statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

Reports on Form 8-K
-------------------
Item 5 " Other events and regulation FD disclosure" dated September 6, 2002, reporting the death of Daniel W. Schneider, President and Director.

* Incorporated herein by reference from Registrant's Form 10SB Registration Statement, as filed April 10, 2001 and as amended.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                 NOVA OIL, INC.

                           By: /s/ Daniel W. Schneider
                                   ------------------------
                                   Daniel W. Schneider
                                   President
                                   Date:  March 25, 2002

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


By:      /s/ Daniel W. Schneider
           -------------------------
         Daniel W. Schneider
         Director and President
         Date:  March 25, 2002

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

By:      /s/ Paul E. Fredericks
         -----------------------
         Paul E. Fredericks
         Director and Vice-President
         Date:  March 25, 2002

By:      /s/ Bruce E. Cox
         -----------------
         Bruce E. Cox
         Director and Secretary
         Date:  March 25, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10KSB Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NOVA OIL, INC.

                         By:       /s/ PAUL E. FREDERICKS
                                            --------------------
                                   Paul E. Fredericks
                                   President and Chief Executive Officer
                                   Date:  November 11, 2002

                         By:       /s/ ARTHUR P. DAMMARELL, JR.
                                   ----------------------------
                                   Arthur P. Dammarell, Jr.
                                   Treasurer and Principal Financial Officer
                                   Date:  November 11, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10KSB Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ PAUL E. FREDERICKS
         -----------------------
         Paul E. Fredericks
         Director and President
         Date:  November 11, 2002

By:      /s/ ARTHUR P. DAMMARELL, JR.
         ----------------------------
         Arthur P. Dammarell, Jr.
         Director and Treasurer
         Date:  November 11, 2002

By:      /s/ BRUCE E. COX
         -----------------
         Bruce E. Cox
         Director and Secretary
         Date:  November 11, 2002

                                 CERTIFICATIONS


I, Arthur P. Dammarell certify that:

1. I have reviewed this amended annual report, titled Amendment No. 1 to Form 10-KSB of Nova Oil, Inc.

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

Date:    November 11, 2002

         /s/ ARTHUR P. DAMMARELL, JR.
         ----------------------------
         Arthur P. Dammarell, Jr.
         Treasurer and Principal Financial Officer


I, Paul E. Fredericks certify that:

1. I have reviewed this amended annual report, titled Amendment No. 1 to Form 10-KSB of Nova Oil, Inc.

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

Date:    November 11, 2002

         /s/ PAUL E. FREDERICKS
         ------------------
         Paul E. Fredericks
         President and Chief Executive Officer