Form 10KSB
period 2002-12-31
NOVA OIL INC
filed 2003-03-18
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________to___________

                        Commission File Number: 000-32531

                                 NOVA OIL, INC.
                                 -------------
               (Exact name of Company as specified in its charter)

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

       Company's telephone number, including area code: (509) 466-0576

           Securities Registered Under Section 12 (b) of the Act: None

             Securities Registered Under Section 12 (g) of the Act:
                         Common Stock, Par Value $0.001
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
  X   YES         NO
-----      ------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-KSB [ ]

The Company's revenues were $12,318 for the most recent fiscal year.

The Company's common stock is currently not trading; accordingly, the aggregate market value at March 10, 2003, of common stock held by non-affiliates of the Company was nil. As of March 10, 2003 there were 4,400,000 shares of the Company's common stock outstanding.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

ITEM 1.  DESCRIPTION OF BUSINESS........................................... 1

ITEM 2.  DESCRIPTION OF PROPERTIES......................................... 8

ITEM 3.  LEGAL PROCEEDINGS.................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................11

ITEM 7.  FINANCIAL STATEMENTS...........................................13-26

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES..............................27

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...................27

ITEM 10. EXECUTIVE COMPENSATION............................................28

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....28

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................29

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.................................29

ITEM 14. CONTROLS AND PROCEDURES...........................................30

CERTIFICATIONS..........................................................31-33

SIGNATURES.................................................................34

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

This Report contains forward-looking statements. Words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "will likely result", "intend", "are expected to", "will continue", " is anticipated", "estimate", "project or projected", and similar expressions identify forward-looking statements. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements. These statements are based on the Company's beliefs and the assurances made using information currently available to the Company. Because these statements reflect its current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors. Readers and investors should not put undue reliance on these forward-looking statements. Readers and investors should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

Introduction
------------

Nova Oil, Inc. (hereinafter is also referred to as the "Company"). The Company was incorporated February 25, 2000 under the laws of the State of Nevada.

The Company's principal business at this time is the acquisition, either alone or with others, of interests in developed producing oil and gas leases, with the objective of establishing a solid cash flow base. The Company presently owns oil interests in the state of Texas.

The Company's principal office is located at 17922 North Hatch Rd, Colbert, Washington 99005-9377. The contact person is Arthur P. Dammarell, Jr., Treasurer and Director. The telephone number is (509) 466-0576; the facsimile number is
(509)466-6931.

The Company's authorized capital includes 100,000,000 shares of common stock with $0.001 par value and 5,000,000 shares of preferred stock with $0.0001 par value. As of the close of the Company's latest fiscal year, December 31, 2002, there were 4,400,000 shares of common stock outstanding and -0- shares of preferred stock outstanding. The Company does not maintain any kind of website.

Recent Activities
-----------------

The Board of Directors of Nova Oil, Inc. met 5 times during fiscal year 2002. Significant recent activities or actions taken by the Board of Directors during 2002 included the appointment of DeCoria, Maichel & Teague P.S. in February 2002, as the Company's independent auditor. The Board of Directors established an Audit Committee in March 2002, along with the appointment of Daniel W.
Schneider, Paul E. Fredericks and Terrence J. Dunne (unaffiliated) to the committee. The Company filed with the U.S. Securities & Exchange Commission
(SEC), in March 2002, its Annual Report (Form 10-KSB) and audited financial statements for fiscal years ended 2000 and 2001, and its unaudited quarterly financial statements in May, August and November of 2002. The Company filed with the SEC amended Form 10-SB12G/A1 (registration statement) in April 2002, and amended Form 10-KSB/A1 (annual report for 2001) in November 2002, in response to comments provided by the SEC. In September of 2002 the Company filed SEC Form 8-K reporting the death of the Company's President, Mr. Daniel W. Schneider. Pursuant to the Company's bylaws, Paul E. Fredericks, Vice-President, became the new President of Nova Oil, Inc. following Mr. Schneider's passing on September 4, 2002. Other SEC Forms that were filed by the Company during 2002, include Forms 3, 4 and 5, all relating to the stock holdings of the Company's officers, directors and 10% beneficial interest shareholders. Nova Oil Inc. filed federal and state of Texas income tax returns for 2001 in March 2002. In December 2002, the Company filed SEC Form 8-K reporting the granting of Option Certificates to the officers, directors and originators of the Company.

Operations and Policies
-----------------------

Nova Oil, Inc. pursues its most immediate objective of becoming a reporting company with its common stock tradeable. To this end, the Company filed an amended Form 10-KSB (Annual Report for fiscal year ended 2001) with the SEC on November 14, 2002, along with responses to SEC comments. The Company is awaiting a SEC response to its most recent filing of the amended Form 10-KSB. Additionally, the Company is aware of one outstanding SEC requirement to be met by the Company, which is to achieve two full fiscal years of audited, post-acquisition production results for each of Nova Oil's producing wells. The Company has two full years of post-acquisition data as of the end of 2002. The Company expects the filing with the SEC of audited financial statements for fiscal years ending 2002 and 2001 will provide such documentation and evidence as to satisfy this one outstanding SEC requirement.

The Company's long term goal is the continued acquisition and development of producing oil and gas properties. Current world events and the Company's lack of liquidity may severely limit management's ability to further expand the Company's oil and gas holdings in 2003. The Company's near term focus is the continued operations of its working-interests in its current oil producing properties.

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

In attempting to acquire oil and gas leases, the Company will be at a competitive disadvantage since it must compete with many companies and individuals having greater capital and financial resources and larger technical staffs.

The Company's operations are subject to various provisions of federal, state and local laws regarding environmental matters. The impact of these environmental laws on the Company may necessitate significant capital outlays, which may materially affect the earnings potential of the Company's oil and gas business in particular, and could cause material changes in the industry in general. The Company strongly encourages the operators of the Company's oil and gas wells to do periodic environmental assessments of potential liabilities. To date, the existence of environmental laws has not materially hindered nor adversely affected the Company. The Company believes that it has conducted its business in substantial compliance with all applicable environmental laws and regulations.

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

On December 7, 2000, the Company purchased, in the amount of $29,700, certain interests in oil and gas properties in the state of Texas. The Company's oil and gas properties consist of working interests in two oil and gas wells (the "Smith Boswell #1" and the "Steinbach Unit #1"). The Smith Boswell #1 is a 43.73 acre unit and the Steinbach Unit #1 is a 40.32 acre unit, both located in the Ruth Mackey Survey, Abstract 47, Bastrop County, Texas. Each of the working interests grants the Company a 49.5% working interest, or a 38.61% net revenue interest after underlying royalty payments, in the oil and gas produced and marketed from each well.

On September 4, 2002, Daniel W. Schneider, the President of Nova Oil, Inc., unexpectedly passed away. Pursuant to the Company's bylaws, Paul E. Fredericks, Director and Vice-President, became the new President of Nova Oil, Inc. Mr. Bruce E. Cox, Director and Secretary, was appointed to the Audit Committee following the death of Mr. Schneider.

Customers
---------
During the year ended December 31, 2002, the Company had one customer, Genesis Crude Oil LP. Sales to Genesis Crude Oil LP accounted for 100% of the Company's oil sales in 2002. Management believes that, due to the commodity nature of the Company's product, if it were not able to make sales to its current customer other customers would be available. The Company's product is not subject to ordinary segmented risk.

The Company has no formal or informal relationship with its customer and it has not engaged in any implied or expressed contractual agreements with this entity.

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

Risk Factors
------------
1. The Company must expand its operations
--------------------------------------------

The Company's long-term success is ultimately dependent on its ability to expand its revenue base through the acquisition of producing oil and gas properties. The Company made significant investments in December 2000 in producing properties in the Ruth Mackey Survey in Texas. The acquisitions are not indicative of future success. All of the producing projects are subject to the risk of failure and the loss of the Company's investment. Stockholders may lose the value of their investment, if the Company cannot expand its operations.

2.   Limited Financial Resources
--------------------------------
The Company has limited financial resources and, may not be able to raise sufficient funds to sustain, continue or expand its business. The Company currently has limited revenues and relies principally on the issuance of common shares and obtaining unsecured loans from the Company's officers, directors and originators to raise funds to finance the business of the Company. Current market conditions limit the Company's ability to raise funds. If the Company is not able to raise additional funds in the next 12 months, the Company's ability to continue in business is in doubt. If the Company is unable to raise additional financial resources, investors could lose all or a substantial portion of their investment.

3. Prices of oil and natural gas fluctuate widely based on market conditions
--------------------------------------------------------------------------------
and any decline will adversely affect the Company's financial condition
-----------------------------------------------------------------------

The Company's revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

o      political conditions in the oil producing and exporting countries;
o      the supply and price of foreign oil and gas;
o      the level of consumer product demand;
o      the price and availability of alternative fuels;
o the effect of federal and state regulation of production and transportation; and
o      the proximity of the Company's wells to pipelines and their capacity.

4. Management believes that there is substantial doubt about
--------------------------------------------------------------------------------
the Company's ability to continue as a going concern
----------------------------------------------------

The Company's financial statements for the year ended December 31, 2002, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

Management believes that there is substantial doubt about the Company's ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock and obtaining unsecured loans from the Company's officers, directors and originators. If the Company is not successful with its plans, investors could then lose all or a substantial portion of their investment.

5. The Company must replace the reserves it produces
------------------------------------------------------

All of the Company's oil properties contain developed oil reserves. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. The Company's present oil wells may not continue to produce at current or anticipated rates of production, development drilling may not be successful, production of oil and gas may not commence when expected, there may be unfavorable markets for oil and gas produced in the future or that prior production rates cannot be maintained. If the Company is unable to develop or produce reserves for continued production at current rates, investors could lose all or a substantial portion of their investment.

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

7. Oil and gas production equipment is subject to breakdown
-----------------------------------------------------------------------

Oil and gas production depends on machinery that may breakdown. Breakdowns require halting production while repairs are made. The combination of expense of repair and loss of revenue while repairs are being made can result in investors losing all or a substantial portion of their investment.

8. The Company faces intense competition
------------------------------------------

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

9. The Company is only a non-operator participant in its natural resource
-----------------------------------------------------------------------------
properties
----------

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

10. The Company may not carry sufficient insurance
---------------------------------------------------

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

11. Company reserves are uncertain
-----------------------------------

Estimating Company reserves involves many uncertainties, including factors beyond the Company's control. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

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

12. Governmental regulation, environmental risks and taxes could adversely
--------------------------------------------------------------------------------
affect the  Company's  oil and gas operations in the state of Texas
-------------------------------------------------------------------

The Company's oil operations in Texas are subject to regulation by federal and state governments, including environmental laws. To date, the Company has not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect the Company's business and increase the costs of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells. Additional matters that are, or have been from time to time, subject to governmental regulation include land tenure, royalties, production rates, spacing, completion procedures, water injections, utilization, the maximum price at which products could be sold, energy taxes and the discharge of materials into the environment.

13.  Environmental Risks
------------------------

The Company is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, the Company may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Company liable for environmental damage without regard to negligence or fault on the part of the Company. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Company.

14. Indemnities may be Unenforceable or Uncollectable
------------------------------------------------------

The operating agreements with participants in a property provide for the indemnification of the Company as operator. Such indemnification may not be enforceable or a participant may not be financially able in all circumstances to comply with its indemnification obligations, or the Company may not be able to obtain such indemnification agreements in the future. The failure to obtain enforceable indemnification agreements or a participants inability to indemnify the Company, may cause the Company to assume all operating costs of a property. Such a result would cause the Company to become insolvent. Investors would lose all or a substantial portion of their investment.

15.  Inadequacy of Public Market
--------------------------------

There is no public market for the common shares. No common shares may be sold or transferred unless in compliance with the Securities Act of 1933. Applicable securities laws restrict the transfer of common shares and if an exemption is not available to a stockholder wishing to sell, the shares may not be transferred.

16. Our Stock will be considered a "Penny Stock"
--------------------------------------------------

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

17.  Dilution
-------------
The Company may issue more common shares at prices determined by the board of directors in any private placements or offerings of securities, possibly resulting in dilution of the value of common shares, and, given there is no preemptive right to purchase common shares, if a stockholder does not purchase additional common shares, the percentage share ownership of the stockholder in the Company will be reduced.

18.  Defeasance of Title
----------------------------
The possibility exists that title to one or more properties of the Company may be lost due to an omission in the claim of title, such as unperfected and unrecorded liabilities, or assignments of interests. The Company does not maintain title insurance. If title to one or more properties is lost, the Company could cease operations and face possible legal action and investors in the Company would lose a substantial value of their investment.

19. Limited Operating History.
------------------------------
The Company first acquired its working interests in producing oil wells in the 4th quarter of 2000. No additional wells have been acquired. Because of the limited operating history of the Company, stockholders and the Company face a risk that future acquisitions and/or development of oil wells may be unsuccessful. Stockholders would then experience a substantial decline in the value of their investment.

20. Lack of Management Experience in the Oil and Gas Industry
-------------------------------------------------------------
Management and the Board of Directors do not have prior experience in the oil and gas industry. They do have extensive work experience in geology, land acquisition, leasing properties for natural resource extraction (mining), and business management. The lack of experience in the oil and gas industry may impair Management and the Directors' ability to evaluate and make decisions involving current operations of the Company and any future projects the Company may undertake in the oil and gas industry. Such impairment may result in a decrease in the value of the stockholders' investment.

21. Amount of Time Officers Can Devote to Company Operations
------------------------------------------------------------
Two of the Company's 3 officers are self-employed. The officers will devote sufficient time to the operations and demands of the Company. If two of the officers of the Company could not perform the duties and responsibilities necessary for the success and development of the Company, investors could experience a substantial decline in the value of their investment.


ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

ALTHOUGH THE COMPANY IS CURRENTLY RECEIVING SOME PRODUCTION REVENUE, THE COMPANY DOES NOT REPRESENT THAT IT HOLDS MATERIAL INTERESTS IN PROVED DEVELOPED RESERVES.

Oil and Gas Interests
---------------------

The following table describes the Company's leasehold interests in developed oil acreage at December 31, 2002, all of which are located in the state of Texas:

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

The Steinbach Unit #1 well (RRC # 19848) was drilled to 5486 feet total depth, cased to 5386 ft. and was completed 9/14/87. The producing interval (casing perforation) is from 5214 to 5218 feet depth. Depths to formation markers are: top Wilcox Fm. = 3415 ft.; top Navarro Fm. = 4760 ft. Down-hole electric logs included: DIL, SP, Caliper, Density and GR. Well potential tests were performed and certified by Robert L. Parker on 9/17/87.

Working Interests Under Producing Properties
--------------------------------------------

At December 31, 2002, the Company held working interests consisting of a 49.5% working interest or 38.61% net revenue interest in two producing oil wells located on 84.05 gross developed acres in the state of Texas.

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

Oil and Gas Production, Prices and Costs
----------------------------------------

As of December 31, 2002, the Company had a 49.5 percent working interest in two wells that produce oil, only. The Smith-Boswell #1 well and the Steinbach Unit #1 well both pump oil into onsite oil stock tanks. Oil is periodically drained from the tanks by the purchaser and transported by tank truck to a holding facility for processing.

D-MIL Production, Inc. is responsible for the day-to-day management and operation of the Smith-Boswell #1 and the Steinbach Unit #1. D-MIL Production, Inc. is an independent crude oil and natural gas producer/operator with its offices located in Argyle, Texas.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to oil and gas reserves, see Notes 8 and 9 to the financial statements included in Item 7, Part II of this report. The reserve estimates for the reporting year were prepared by D-MIL Production, Inc. Estimates, provided by D-MIL Production, are based on historic production data utilizing percent decline in the production curves through time. D-MIL Production has found through experience that percent decline analysis using historical data is a reliable method for estimating reserves of such stripper wells in mature oil fields. Management believes, based upon D-MIL Production's experience, that the percent decline analysis using historical data is a reliable method.

The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal years ended December 31, 2002, and 2001.

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

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
------------------------------------------------------

No matters were submitted to a vote of security holders during 2002.

                                     PART II

ITEM 5. MARKET PRICE FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------------
MATTERS
-------

The Company's common stock does not trade on any exchange or any

Over-the-Counter Electronic Bulletin Board.

The Company's shares of common stock are restricted securities under the Securities Act of 1933. Columbia Stock Transfer Company (located in Coeur d'Alene, Idaho) is the registrar and transfer agent for the common stock.

On March 10, 2003, the shareholders' list for the Company's common shares showed seventeen registered shareholders and 4,400,000 shares outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

The preferred stock of the Company is not registered and does not trade.

ITEM 6.  MANAGEMENT'S DICUSSION AND ANAYLSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
---------------------

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

RESULTS OF OPERATIONS
---------------------

FOR THE YEAR ENDED DECEMBER 31, 2002, COMPARED TO THE YEAR ENDED DECEMBER 31,
2001

The Company reported a net loss of $20,668 for the year ended December 31, 2002, compared to a net loss of $16,726 reported for the year ended December 31, 2001. The increase in the net loss during 2002 was primarily due to losses from operations and general and administrative expenses incurred in connection with the Company's audit of its financial statements and filings with the Securities and Exchange Commission. Oil sales for the year ended December 31, 2002, were $12,318, and were generated from sales of 570 barrels of oil at an average sales price of $21.61 per barrel. During 2001, the Company had sales of $16,071 generated from sales of 742 barrels of oil at an average sale price of $21.66 per barrel. The decrease in oil sale revenue during 2002 as compared to 2001 is due to the workover of the Steinbach Unit #1 and the Smith-Boswell #1 during the first quarter of 2002. In addition, fewer barrels of oil were produced during the third quarter of 2002, as compared to the same quarter in 2001, due to fewer barrels of oil produced from the Steinbach Unit #1, and an interruption in production of the Smith Boswell #1 due to repairs made during the same period of 2002.

Direct oil production expenses during the year ended December 31, 2002, were $10,702 or $18.78 per barrel of oil sold, compared to $7,185 or $9.68 per barrel sold during the year ended December 31, 2001.

Amortization expenses during the year ended December 31, 2002, were $1,835 or $3.22 per barrel of oil sold, compared to $2,386 or $3.21 per barrel sold during the year ended December 31, 2001.

Combined direct oil production and amortization expenses during the year ended December 31, 2002, were $12,537 or $22.00 per barrel of oil sold, compared to $9,571 or $12.90 per barrel sold during the year ended December 31, 2001.

During 2001, the Company recorded an accrued repair expense of $9,000 relating to damage that had occurred to the pumping mechanisms of the Steinbach Unit #1 and Smith-Boswell #1 oil wells. The accrual was estimated by management based on information received from the oil wells operator near the end of 2001. No such accrual was recorded during the year ended December 31, 2002.

General and administrative expenses of $20,674 were incurred during 2002, and related principally to general administrative costs, such as telephone, postage, photocopying, and annual licensing and filing fees. General administrative expenditures of a substantial nature included independent auditor's review fees (on a quarterly basis), EDGARizing and filing of Securities & Exchange Commission Form(s) 10-KSB and 10-KSB/A for year ended December 31, 2001 (1st and 3rd quarters, respectively), quarterly 10-QSB's (1st, 2nd & 3rd quarters), and the filing of the Company's registration statement Form 10-SB/A2 (2nd quarter). During 2001, the Company's general and administrative expenses consisted of $15,196, and related principally to costs associated with the Company's preparation and filing of Form 10-SB registration statement with the Securities and Exchange Commission.

Interest income for the year ended December 31, 2002, was $225 and was comparable to $970 of interest income for the year ended December 31, 2001. During both periods interest income was generated from interest bearing cash investment accounts. The decrease was due to a corresponding decrease in interest bearing cash assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity
---------

FOR THE YEAR ENDED DECEMBER 31, 2002

The Company is currently unable to maintain appropriate liquidity levels to adequately fund its 2003 expenditure programs and has reason to believe that this will continue to be the case in the near term. Commitments of expenditures for fiscal year 2003 include expenses related to the operating of the Company's oil wells and general administrative costs, such as telephone, postage, photocopying, and annual licensing and filing fees, all of which are expected to occur throughout the fiscal year. General administrative expenditures of a substantial nature include independent auditor's review fees (on a quarterly basis), EDGARizing and filing of Securities & Exchange Commission Form 10-KSB for year ended December 31, 2002 (1st quarter), and quarterly Form 10-QSB's.

Total assets at December 31, 2002 were $40,677, stockholders' equity was $39,979 and the accumulated deficit was $37,521. During the year ended December 31, 2002, no cash was used or provided by investing or financing activities.

Total cash used by operating activities for the year ended December 31, 2002 was $30,424 compared to cash used in operating activities of $4,591 during the previous year.

As of December 31, 2002 the Company had $14,744 in working capital, current assets of $15,442 and current liabilities of $698. The Company does not expect to meet its current cash flow requirements from existing cash on hand and net income derived from the production and sale of oil, alone.

During the third and fourth quarters of fiscal year 2002, the Board of Directors reviewed the Company's short-term financial condition. The Board concluded that the Company would experience a shortfall in operating cash during the first 6 months of 2003. The Company plans to obtain unsecured loans from the Company's officers, directors and originators to accommodate for the expected shortfall during the first half of 2003.

Capital Resources
-----------------

The Company's primary source of capital resources come from sales of unregistered common stock to private investors, including members of management, who are either existing contacts of the Company's management or who come to the attention of the Company through brokers, financial institutions and other intermediaries. The Company's management is of the view that conventional banking is unavailable to resource companies such as Nova Oil, Inc. In December 2002, the Company was informed by Washington Trust Bank, the Company's banking institution, that Nova Oil, Inc. is not eligible to receive a commercial business loan or line of credit because the Company does not meet generally accepted asset, liquidity and capitalization levels. The Company's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies.

Due to the current financial condition of the Company, management has not identified any additional petroleum interests for acquisition and the Company is not negotiating with any entity for the acquisition of such interests.

The Company has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time, other than the Option Certificates that have been granted by the Board of Directors to the six originators of Nova Oil, Inc., as is explained below and is noted elsewhere in this annual report. Because of the nature of the Company's business, there are no trends in the nature of its capital resources which could be considered predictable. To date, the Company's capital resources have consisted primarily of the issuance of common shares pursuant to a private placement.

Management has determined that because of the deficiency in working capital, significant operating losses and lack of liquidity, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained.

The Company has incurred  operating  losses since its  inception  (February  25,
2000), which raises substantial doubt about its ability to continue as a going concern. Management believes that current cash reserves and projected revenues will not provide adequate cash flow to meet expected 2003 expenditures. During fiscal year 2002, the Board of Directors reviewed the Company's financial condition. It was the consensus of the Board that it would be prudent to raise additional working capital for fiscal year 2003. To accommodate for the longer-term capital needs the Board of Directors granted stock Option Certificates totaling 960,000 options to the six originators of Nova Oil, Inc., with an exercise price of $0.05 per share. In December 2002, the Company filed SEC Form 8-K reporting the granting of the Option Certificates which will become exercisable on May 25, 2003.

In the event the Company is unable to access the capital markets through private placements, the Company may become illiquid by the end of 2003. Consequently such trends or conditions could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. The Company currently has plans to raise sufficient working capital through equity financing or reorganization of the Company. A reorganization of the Company may include, but not be limited to, reduction in expenditures, disposal of assets, reducing ownership interest in the oil wells, a reverse stock split, seeking out a larger oil company for merger, and/or developing strategic alliances with other companies.

Management has not undertaken any reorganization of the Company.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements and notes thereto as required under Item 310 of Regulation SB are as follows: Audited financial statements for the year ended December 31, 2002.

Audited  financial  statements for the year ended December 31, 2002
----------------------------------------------------------------------
                                                                           Page
Auditor's Report, dated February 21, 2003...................................14

Balance Sheets as of December 31, 2002 and 2001.............................15

Statements  of  Operations  for the  years  ended  December  31,  2002 and 2001................................................................... 16

Statement of Changes in Stockholders' Equity for the years ended December
31, 2002 and 2001...........................................................17

Statements of Cash Flows for the years ended December 31, 2002 and
2001........................................................................18

Notes to Financial Statements............................................19-24

Supplemental Information Unaudited)......................................25-26

Report of Independent Certified Public Accountants


Board of Directors
NOVA OIL, INC.


We have audited the accompanying balance sheets of NOVA OIL, INC. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOVA OIL, INC. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DECORIA, MAICHEL & TEAGUE P.S.
---------------------------------
DeCoria, Maichel & Teague P.S.


Spokane, Washington
February 21, 2003

NOVA OIL, INC.
Balance Sheets
December 31, 2002 and 2001

                                                      ASSETS

                                                                        2002                   2001

Current assets:
     Cash                                                        $        11,479        $      41,903
     Accounts receivable                                                   2,985                1,425
     Inventory                                                               978
                                                                 ---------------        -------------
        Total current assets                                              15,442               43,328
                                                                 ---------------        -------------

Fixed assets:
     Oil properties (successful efforts method), net                      25,235               27,070
                                                                 ---------------        -------------


        Total assets                                             $        40,677        $      70,398
                                                                 ===============        =============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued repair expense                                                             $       9,000
     Accounts payable                                            $           698                  751
                                                                 ---------------        -------------
        Total current liabilities                                            698                9,751
                                                                 ---------------        -------------

Commitments and contingencies (Note 4)

Stockholders' equity:
        Preferred stock, $0.0001 par value;
          5,000,000 shares authorized; no
            shares issued and outstanding
        Common stock, $0.001 par value;
            100,000,000 shares authorized; 4,400,000
            shares issued and outstanding                                  4,400                4,400
        Additional paid-in capital                                        73,100               73,100
        Accumulated deficit                                              (37,521)             (16,853)
                                                                 ---------------        -------------
        Total stockholders equity                                         39,979               60,647
                                                                 ---------------        -------------

        Total liabilities and stockholders' equity               $        40,677        $      70,398
                                                                 ===============        =============

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
Statements of Operations
For the years ended December 31, 2002 and 2001

                                                                         2002                  2001

Sales of oil                                                     $        12,318        $      16,071

Operating expenses:

     Repair expense                                                                             9,000
     Production expenses                                                  10,702                7,185
     General and administrative expenses                                  20,674               15,196
     Amortization expense                                                  1,835                2,386
                                                                 ---------------        -------------
                                                                          33,211               33,767
                                                                 ---------------        -------------
Other (income) expenses:

     Interest income                                                        (225)                (970)
                                                                 ---------------        -------------

Net loss                                                         $        20,668        $      16,726
                                                                 ===============        =============

Net loss per share-basic                                         $           Nil        $         Nil
                                                                 ===============        =============

Weighted average common
shares outstanding-basic                                               4,400,000            4,400,000
                                                                 ===============        =============

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
Statement of Changes in Stockholders' Equity
For the years ended December 31, 2002 and 2001

                                                                                  Additional
                                                  Common Stock Paid-in            Accumulated
                                         Shares                Amount               Capital        Deficit            Totals
                                         ------                ------               -------        -------            ------

Balance, December 31, 2000             4,400,000       $         4,400    $         73,100     $        (127)  $       77,373

Net loss                                                                                             (16,726)         (16,726)
                                 ---------------       ---------------    ----------------     --------------  ---------------
Balance, December 31, 2001             4,400,000                 4,400              73,100           (16,853)          60,647

Net loss                                                                                             (20,668)         (20,668)

Balance, December 31, 2002             4,400,000       $         4,400    $         73,100     $     (37,521)  $       39,979
                                 ===============       ===============    ================     ==============  ===============

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
Statements of Cash Flows
For the years ended December 31, 2002 and 2001

                                                                         2002                  2001

Cash flows from operating activities:
     Net loss                                                    $       (20,668)       $     (16,726)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
            Amortization                                                   1,835                2,386
            Accrued repair expense                                        (9,000)               9,000

     Change in:
        Accounts receivable                                               (1,560)                 589
        Inventory                                                           (978)
        Accounts payable                                                     (53)                 160
                                                                 ----------------       -------------
            Net cash used by operating activities                        (30,424)              (4,591)
                                                                 ---------------        -------------

Net change in cash                                                       (30,424)              (4,591)
Cash, beginning of period,                                                41,903               46,494
                                                                 ---------------        -------------
Cash, end of period,                                             $        11,479        $      41,903
                                                                 ===============        =============

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
Notes to Financial Statements

1.       Description of Business
         -----------------------

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

         Prior to the third quarter of 2002, the Company's financial statements were prepared according to the provisions of Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage
         Enterprises." During the third quarter of 2002, the Company's management determined that the Company was no longer in the development stage and ceased its financial statement reporting as such.

         Cash and cash equivalents
         -------------------------

         For the purpose of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.

NOVA OIL, INC.
Notes to Financial Statements, Continued:

2. Summary of Significant Accounting Policies, Continued:

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

         Net loss per share
         ------------------

         Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At December 31, 2002 and 2001, the Company had no outstanding stock options, warrants, and other convertible securities, accordingly, only basic EPS is presented.

         Reclassifications
         -----------------

         Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation. These reclassifications have no effect on net income, total assets or stockholders' equity as previously reported.

         Oil and gas properties
         ----------------------

         The Company's oil and gas properties consist of working interests in producing oil wells having reserves. Unless otherwise indicated, quantitative information contained herein regarding the Company's oil and gas properties and the production therefrom relates to these working interests. All of the Company's oil and gas properties are in the United States.

NOVA OIL, INC.
Notes to Financial Statements, Continued:

2. Summary of Significant Accounting Policies, Continued:

         Oil and gas properties, Continued:
         ----------------------------------

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

         New accounting pronouncements
         -----------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business
         Combinations," ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 generally requires business combinations to be accounted for using the purchase method. The pronouncement is effective for business combinations occurring after June 30, 2001. Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are effective December 31, 2001. The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

NOVA OIL, INC.
Notes to Financial Statements, Continued:

2. Summary of Significant Accounting Policies, Continued:

         New accounting pronouncements, Continued:
         -----------------------------------------

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its reported financial position or results of operations.

         In June 2002,  the FASB  issued  SFAS No.  146,  "Accounting  for Costs
         Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

         Fair values of financial instruments
         ------------------------------------

         The carrying amounts of financial instruments including cash, accounts receivable and accounts payable, approximated their fair values as of December 31, 2002 and 2001.

NOVA OIL, INC.
Notes to Financial Statements, Continued:

2. Summary of Significant Accounting Policies, Continued:

         Segment information
         -------------------

         During the year ended December 31, 2002, all of the Company's revenues came from sales of oil to one customer. During the year ended December 31, 2001, the Company's revenues came from sales of oil to two individual customers.

         Inventories
         -----------

         Inventories of crude oil are recorded at cost on a first-in, first-out basis or market price, whichever is lower.

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

         The following table presents the Company's capitalized costs and accumulated amortization at December 31, 2002 and 2001 relating to its oil and gas reserves:

                                                                          2002                   2001
                      Proved reserves purchased                    $        29,700         $       29,700
                      Accumulated amortization                              (4,465)                (2,630)
                                                                   ---------------         --------------
                      Net proved reserves                          $        25,235         $       27,070
                                                                   ===============         ==============

4.       Commitments and Contingencies

         In connection with the purchase of working interests in two oil and gas wells (See Note 3), the Company entered into an operating agreement with the seller of the interests and operator of the wells. The agreement, modeled after agreements standard and customary to the oil industry, commits the Company to pay its share of joint interest operating costs incurred in the operation, maintenance and potential future development of the wells. The joint interest payments are billed monthly by the operator and are due fifteen days after receipt. Oil prices are extremely volatile and instances may occur where the
         Company's revenues received from oil sales are less than its corresponding production expenses. In addition, oil well repair and maintenance activities may interrupt oil sales revenue and add to overall operation costs. As of December 31, 2001, the Company had accrued a accrued repair expense of $9,000. Management estimated and recorded the accrual based on information provided by the operator of the wells that indicated that near-term repairs on the oil wells were necessary.

NOVA OIL, INC.
Notes to Financial Statements, Continued:

5.       Income Taxes

         The Company recorded no income tax provision for the years ended December 31, 2002 and 2001, as during those years only net losses were incurred. At December 31, 2002 and 2001, the Company had deferred tax assets of approximately $12,500 and $5,800, respectively, primarily resulting from net income tax operating loss carryforwards of approximately $37,000 and $17,000, at December 31, 2002 and 2001, respectively.

         The deferred tax assets for both years were fully reserved for, as the Company's management is uncertain whether it is "more likely than not" that the assets will be utilized at this stage of the Company's development.

6.       Stockholders' Equity

         Common stock
         ------------

         The Company has one class of Common Stock available for issue. The Common Stock is non-assessable and has a par value of $0.001. At December 31, 2002 and 2001, 100,000,000 shares were authorized for issue and 4,400,000 shares were issued and outstanding.

         Preferred stock
         ---------------

         In addition to Common Stock, the Company is authorized to issue 5,000,000 shares of Preferred Stock with a par value of $0.0001 per share, none of which has been issued at December 31, 2002 and 2001.

7.       Related Party Transactions

         The Company is provided certain administrative services and office spaces by a director for no charge to the Company. The value of these services and office space is immaterial individually and in the aggregate to the Company's financial statements.

NOVA OIL, INC.
Supplemental Information
For the years ended December 31, 2002 and 2001 (Unaudited)

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

         The following table is a reconciliation of the Company's estimated net quantities of proved oil reserves, based upon net oil production to be generated from the Company's working interests and as estimated by petroleum consultants.

                                                                                           Barrels of Oil
                                                                                           --------------
                Proved reserves, December 31, 2000                                                 9,155
                                                                                           -------------
                    Oil production for the year ended December 31, 2001                             (742)
                                                                                           -------------
                Proved reserves, December 31, 2001                                                 8,413
                    Oil production for the year ended December 31, 2002                             (570)
                                                                                           -------------
                Proved reserves, December 31, 2002                                                 7,843
                                                                                           =============

         The Company's current oil and gas properties have no remaining natural gas reserves.

9.       Standardized Measure of Discounted Future Net Cash Flows

         Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraphs.

NOVA OIL, INC.
Supplemental Information, Continued:
For the years ended December 31, 2002 and 2001 (Unaudited)

9. Standardized Measure of Discounted Future Net Cash Flows, Continued:

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

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:

            Future cash inflows                            $           189,650
            Future production costs                                   (133,056)
            Future development costs                                         0
            Future income tax provision                                 (9,144)
                                                           -------------------
            Future net cash flows                                       47,450
            Effect of 10% discount factor                              (15,658)
                                                           -------------------
            Standardized measure of discounted
                future net cash flows                      $            31,792
                                                           ===================

         Year-end oil prices used in calculating the standardized measure of discounted future net cash flows at December 31, 2002 were $24.18 per barrel.

         No standardized measure of discounted cash flows is presented for the year ended December 31, 2001, as the calculation would yield a negative value.

         The principal sources of changes in the standardized measure of discounted future net cash flows are as follows:

            Purchase of reserves in place                  $            44,261
            Sales of oil produced, net of production costs             (12,469)
                                                           -------------------
            Standardized measure, December 31, 2002        $            31,792
                                                           ===================

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

Directors and Executive Officers.
---------------------------------

The names, ages, business experience and positions of our directors and executive officers as of March 10, 2003 are set out below. The Company's Board of Directors consisted of four members until the death of Mr. Daniel W. Schneider on September 4, 2002. The Company's Board of Directors consisted of three members through the remainder of 2002. On March 7, 2002, the board of directors established an Audit Committee. The Audit Committee is composed of two directors not directly involved in the financial administration of the Company and one unaffiliated individual.

Name                            Age          Position                  Term
-----------------------------------------------------------------------------

Arthur P. Dammarell, Jr.        59          Treasurer                 Annual
Bruce E. Cox                    53          Secretary                 Annual
Paul E. Fredericks              48          Current President         Annual
Daniel W. Schneider, deceased   53          Former President          Annual

Business Experience
-------------------

Daniel W. Schneider. Mr. Schneider was President and a Director of the Company. Mr. Schneider was a member of the Company's Audit Committee. From 1988 to 1995, he was the Land Manager for Noranda Exploration, Inc., responsible for acquisition and maintenance of land positions throughout the United States. From 1995 to 1996, he was land manager for Hemlo Gold Mines, Inc. From 1996 to 2001 he served as land manager for Battle Mountain Gold Company. Mr. Schneider provided consulting and acquisition land management services to the mining industry up until his death. Mr. Schneider obtained a bachelor-of-arts degree from the University of Montana in 1971. He was active in mineral resource management for more than 30 years. Mr. Schneider resided in Reno, Nevada and spent approximately 5 percent of his time on the operations of Nova Oil, Inc while he was president. In September of 2002, Mr. Schneider passed away.

Paul E. Fredericks. Mr. Fredericks is currently the President, Director and Principal Executive Officer of the Company and succeeded Mr. Schneider upon his death. Mr. Fredericks was Vice-President of Nova Oil, Inc. prior to Mr. Schneider's death. Mr. Fredericks is a member of the Company's Audit Committee. From January 1985 to the present, he has owned and operated his own business, Mineral Logic. His Company is involved in compiling data on mines and prospects in Montana and Idaho and doing data compilation and GIS development for mineral exploration and mining companies throughout the western hemisphere. From March 1988 to January 1991, he was Senior Geologist and a computer specialist for Western Gold Exploration and Mining Company, located in Missoula, Montana. Mr. Fredericks attended Humboldt State University where he received a Bachelor of Science Degree in geology in 1977. He also attended the University of Texas, at Austin where he received a Master's degree in geology in 1980. Mr. Fredericks resides in Missoula, Montana, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Bruce E. Cox. Mr. Cox is the Secretary and a Director of the Company. Mr. Cox was appointed to the Company's Audit Committee following the death of Mr. Daniel
W. Schneider. From 1973 to the present, he has been a professional geologist and consultant. Mr. Cox is currently employed by Stillwater Mining Company. He also continues to serve as a consultant on mining projects and is involved in two industrial mineral ventures. Mr. Cox attended Western Carolina University where he received a Bachelor of Science Degree in geology in 1971. He also attended the University of Montana, where he received a Master's degree in geology in 1973. Mr. Cox resides in Missoula, Montana, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Arthur P. Dammarell, Jr. Mr. Dammarell is Treasurer, Director and Principal Financial Officer of the Company. He became self-employed as a business development consultant in April 1999, and currently serves in such capacity. From 1980 to 1999 he held various positions in Virginia City Gold Mines, Inc., including director, president and CEO. From 1993 to 1996, Mr. Dammarell was operations manager and co-owner of Direct Realty Service in Spokane, Washington. He has twenty-five years of management experience in the public and private sector. Mr. Dammarell attended Eastern Washington University, where he received his bachelor-of-arts degree in 1977. Mr. Dammarell resides in Colbert, Washington, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Involvement in Certain Legal Proceedings
----------------------------------------

None of the Officers and Directors of the Company has been involved in any bankruptcy, insolvency or receivership proceedings as an individual or a member of any partnership or corporation; none has been convicted in a criminal proceeding.

ITEM 10.   EXECUTIVE COMPENSATION
---------------------------------

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for serving in such capacity.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following table sets forth as of March 10, 2003, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 4,400,000 outstanding shares.

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

[1] A Director and Executive Officer of the Company.
[2] All of these shares are restricted pursuant to Rule 144.
[3] Former Director and Executive Officer of the Company up until September 2002. Section 16(a) Beneficial Ownership Reporting Compliance

The following person(s) who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company, failed to file on a timely basis the required disclosure Form as noted:

--------------------------------------------------------------------------------
Arthur P. Dammarell, Jr.  Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Bruce E. Cox              Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Paul E. Fredericks        Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Daniel W. Schneider,      Form 3, Initial Statement of Beneficial Ownership of
deceased(former Director/Officer) Securities
-------------------------------------------------------------------------------
Charles A. Cleveland      Form 3, Initial Statement of Beneficial Ownership of
(10% Beneficial Owner)            Securities
------------------------------------------------------------------------------
Carol A. Dunne            Form 3, Initial Statement of Beneficial Ownership of
(10% Beneficial Owner)            Securities
------------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

See Notes 6 and 7 to the Financial Statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

21       *Subsidiaries of the Company
         -------------------------------

23       *Consent of Accountants
         -----------------------

99       Exhibits
         --------
         99.1     *Certificate of Authority(date 3/12/01)State of Texas

         99.2  *Railroad Commission Of Texas (Form P-4)
              a. *Form P-4 Notification (date: 01/11/99) Smith-Boswell #1
              b. *Form P-4 Notification (date: 11/20/00) Steinbach Unit #1

         Reports on Form 8-K
         -------------------
                  Item 5 "Other events and regulation FD disclosure" dated September 6, 2002, reporting the death of Daniel W. Schneider, President and Director.

                  Item 5 "Other events and regulation FD disclosure" dated December 6, 2002, reporting the granting of Options to purchase common stock to each of the Company's officers, directors and originators.

* Incorporated herein by reference from Company's Form 10SB Registration Statement, as filed April 10, 2001 and as amended.

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's treasurer and president believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                  CERTIFICATION

I, Paul E. Fredericks, President, Director and Principal Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nova Oil, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent functions);

         a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 14, 2003

/s/ PAUL E. FREDERICKS
----------------------
Paul E. Fredericks
President, Director and Principal Executive Officer

                                  CERTIFICATION


I, Arthur P. Dammarell, Jr., Treasurer, Director and Principal Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nova Oil, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent functions);

         a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 14, 2003

/s/ ARTHUR P. DAMMARELL, JR.
----------------------------
Arthur P. Dammarell, Jr.
Treasurer, Director and Principal Financial Officer

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Paul E. Fredericks, President, Director and Principal Executive Officer of Nova Oil, Inc. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

This Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    March 14, 2003

/s/ PAUL E. FREDERICKS
----------------------
Paul E. Fredericks
President, Director and Principal Executive Officer


CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur P. Dammarell, Treasurer, Director and Principal Financial Officer of Nova Oil, Inc. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of
         Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    March 14, 2003

/s/ ARTHUR P. DAMMARELL, JR.
----------------------------
Arthur P. Dammarell, Jr.
Treasurer, Director and Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              By:/s/ PAUL E. FREDERICKS
                                                 ----------------------
                                                     Paul E. Fredericks
                                                     President, Director and
                                                     Principal Executive Officer
                                                     Date:    March 14, 2003

                                              By:/s/ ARTHUR P. DAMMARELL, JR.
                                                 ----------------------------
                                                     Arthur P. Dammarell, Jr.
                                                     Treasurer, Director and
                                                     Principal Financial Officer
                                                     Date:    March 14, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:/s/ PAUL E. FREDERICKS
   ----------------------
       Paul E. Fredericks
       President, Director and Principal Executive Officer
       Date:    March 14, 2003

By:/s/ ARTHUR P. DAMMARELL, JR.
   ----------------------------
       Arthur P. Dammarell, Jr.
       Treasurer, Director and Principal Financial Officer
       Date:    March 14, 2003

By:/s/ BRUCE E. COX
   ----------------
       Bruce E. Cox
       Secretary and Director
       Date:    March 14, 2003