Form 10KSB/A
period 2001-12-31
NOVA OIL INC
filed 2003-04-08
CIK 1137469

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              AMENDMENT NUMBER 2 TO
                                   FORM 10-KSB

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
                                 --------------
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

a. Audited financial statements for the year ended December 31, 2001
----------------------------------------------------------------------
                                                                           Page
Auditor's Report, dated February 11, 2002...................................16

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


                              LIABILITIES AND STOCKHOLDERS' EQUITY

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





                                                                     Accumulated
                                                     Additional      Deficit
                                Common Stock          Paid-in     incurred in the
                             Shares       Amount      Capital    Development Stage Totals
                           ----------    -------      -------    -----------------  ---------
Sale of common stock for
 cash ($0.0025 per share)   3,000,000     $ 3,000    $  4,500             -     $  7,500

Sale of common stock for
 cash ($0.05 per share)     1,400,000       1,400      68,600             -       70,000

Net loss                                                               (127)        (127)
                            ---------     -------    --------       ----------- ---------
Balance, December 31, 2000  4,400,000       4,400      73,100       $  (127)      77,373
                            ---------     -------    --------       ----------- ---------

Net loss                                                            (16,726)     (16,726)

Balance, December 31, 2001  4,400,000     $ 4,400    $ 73,100       $16,853)   $  60,647
                            =========     =======    ========     ==========   =========

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
(A Development Stage Company)
Statements of Cash Flows



                                                   For the period        For the period
                                                  from inception on     from inception on
                                For the year      February 25, 2000     February 25,2000
                            ended December 31,     to December 31,       to December 31,
                                    2001                 2000                 2001

Cash flows from operating
 activities:
Net loss                         $ (16,726)           $    (127)           $ (16,853)
 Adjustments to reconcile net
 loss to net cash
 used by operating activities:
    Amortization                     2,386                  244                2,630

    Change in:
      Accrued repair expense         9,000                    -                9,000
      Accounts receivable              589               (2,014)              (1,425)
      Accounts payable                 160                  591                  751
                                 ---------            ---------            ---------
        Net cash used by
         operating activities       (4,591)              (1,306)              (5,897)
                                 ---------            ---------            ---------

Cash flows from investing activities:
 Purchase of oil and gas properties      -              (29,700)             (29,700)
                                   --------            ---------             ---------
        Net cash used by
         investing activities            -              (29,700)             (29,700)
                                  ---------            ---------             ---------

Cash flows from financing activities:
 Sales of common stock for cash          -               77,500               77,500
                                  ---------            ---------            ---------
        Net cash provided by
         financing activities            -               77,500               77,500
                                  ---------            ---------            ---------

Net change in cash                  (4,591)              46,494               41,903
Cash, beginning of period,          46,494                    -                    -
                                 ---------            ---------            ---------
Cash, end of period,             $  41,903            $  46,494            $  41,903
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

         The following presents the Company's capitalized costs at December 31, 2001 and 2000 relating to its oil and gas activities:

                                                     2001               2000


                Reserves purchased                $   29,700         $   29,700
                Accumulated amortization              (2,641)              (244)
                                                  ----------         ----------
                Net reserves                      $   27,059         $   29,456
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

                                                                  Barrels of Oil
                                                                  --------------
            Proved reserves, February 25, 2000                                0
            Purchase of reserves in place                                 9,231
            Oil production for the period ended December 31, 2000           (76)
                                                                  -------------
            Proved reserves, December 31, 2000                            9,155
                                                                  =============
         No proved reserve information is presented for 2001 as, at the end of 2001, the standardized measure of discounted cash flows would yield a negative value.

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
                                                           ========

Nova Oil, Inc.                           Balance Sheets as of September 30, 2002
                                                           and December 31, 2001



                                     ASSETS


                                                                  (Unaudited)
                                                           September 30         December 31
                                                               2002                2001
CURRENT ASSETS:
         Cash                                                  $16,638            $41,903
         Accounts receivable                                     1,627              1,425
         Inventory                                               1,451                  -
                                                              --------           --------
                  Total current assets                          19,716             43,328

FIXED ASSETS:
         Oil properties (successful efforts method), net        25,764             27,070
                                                              --------           --------
                  Total assets                                 $45,480            $70,398
                                                              ========           ========

LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accrued repair expense                                $     -            $ 9,000
         Accounts payable                                        2,962                751
                                                              --------           --------
                  Total current liabilities                      2,962              9,751
                                                              --------           --------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
         Preferred stock; $0.0001 par value; 5,000,000 shares
           authorized; no shares issued and outstanding
         Common stock; $0.001 par value; 100,000,000 shares
           authorized; 4,400,000 shares issued and outstanding   4,400              4,400
         Additional paid-in capital                             73,100             73,100
         Accumulated deficit incurred during the developmental
          Stage                                                (34,982)           (16,853)
                                                              --------           --------
                  Total stockholders' equity                    42,518             60,647
                                                              --------           --------

                  Total liabilities and stockholders' equity   $45,480            $70,398
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

Business Experience
-------------------

Daniel W. Schneider. Mr. Schneider was President and a Director of the Company. >From 1988 to 1995, he was the Land Manager for Noranda Exploration, Inc., responsible for acquisition and maintenance of land positions throughout the United States. From 1995 to 1996, he was land manager for Hemlo Gold Mines, Inc. >From 1996 to 2001 he served as land manager for Battle Mountain Gold Company. Mr. Schneider now provides consulting and acquisition land management services to the mining industry. Mr. Schneider obtained a bachelor-of-arts degree from the University of Montana in 1971. He was active in mineral resource management for more than 30 years. Mr. Schneider resided in Reno, Nevada and spent approximately 5 percent of his time on the operations of Nova Oil, Inc while he was president. In September of 2002, Mr. Schneider passed away.

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

Bruce E. Cox. Mr. Cox is the Secretary and a Director of the Company. >From 1973 to the present, he has been a professional geologist and consultant. Mr. Cox is currently employed by Stillwater Mining Company. He also continues to serve as a consultant on mining projects and is involved in two industrial mineral ventures. Mr. Cox attended Western Carolina University where he received a Bachelor of Science Degree in geology in 1971. He also attended the University of Montana, where he received a Master's degree in geology in 1973. Mr. Cox resides in Missoula, Montana, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

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


By:      /s/ Daniel W. Schneider
         ---------------------------
         Daniel W. Schneider
         Director and President
         Date:  March 25, 2002

By:      /s/ Arthur P. Dammarell, Jr.
         ----------------------------
         Arthur P. Dammarell, Jr.
         Director, Treasurer and principal accounting officer
         Date:  March 25, 2002

By:      /s/ Paul E. Fredericks
         -----------------------
         Paul E. Fredericks
         Director and Vice-President
         Date:  March 25, 2002

By:      /s/ Bruce E. Cox
         -----------------
         Bruce E. Cox
         Director and Secretary
         Date:  March 25, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10KSB Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NOVA OIL, INC.

                         By:       /s/ PAUL E. FREDERICKS
                                   ----------------------
                                   Paul E. Fredericks
                                   President and Principal Executive Officer
                                   Date:  April 4, 2003

                         By:       /s/ ARTHUR P. DAMMARELL, JR.
                                   ----------------------------
                                   Arthur P. Dammarell, Jr.
                                   Treasurer and Principal Financial Officer
                                   Date:  April 4, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Form 10KSB Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ PAUL E. FREDERICKS
         -----------------------
         Paul E. Fredericks
         Director, President and Principal Executive Officer
         Date:  April 4, 2003

By:      /s/ ARTHUR P. DAMMARELL, JR.
         ----------------------------
         Arthur P. Dammarell, Jr.
         Director, Treasurer and Principal Financial Officer
         Date:  April 4, 2003

By:      /s/ BRUCE E. COX
         -----------------
         Bruce E. Cox
         Director and Secretary
         Date:  April 4, 2003

                                 CERTIFICATIONS

I, Paul E. Fredericks, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nova Oil, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 4, 2003
                                               /s/ PAUL E. FREDERICKS
                                               ----------------------
                                               Paul E. Fredericks
                                               President, Director and Principal
                                               Executive Officer

                                 CERTIFICATIONS

I, Arthur P. Dammarell, Jr, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nova Oil, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 4, 2003
                                               /s/ ARTHUR P. DAMMARELL, JR.
                                               ----------------------------
                                               Arthur P. Dammarell, Jr.
                                               Treasurer, Director and Principal
                                               Financial Officer

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

This Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    April 4, 2003
                                               /s/ PAUL E. FREDERICKS
                                               ----------------------
                                               Paul E. Fredericks
                                               President, Director and Principal
                                               Executive Officer


CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur P. Dammarell, Jr., Treasurer, Director and Principal Financial Officer of Nova Oil, Inc. (the "Company") do hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of
         Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    April 4, 2003
                                               /s/ ARTHUR P. DAMMARELL, JR.
                                               ----------------------------
                                               Arthur P. Dammarell, Jr.
                                               Treasurer, Director and Principal
                                               Financial Officer