Form 10KSB/A
period 2002-12-31
NOVA OIL INC
filed 2003-04-08
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

The Company's common stock is currently not trading; accordingly, the aggregate market value at March 10, 2003, of common stock held by non-affiliates of the Company was nil. As of March 10, 2003 there were 5,360,000 shares of the Company's common stock outstanding.

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

ITEM 1.  DESCRIPTION OF BUSINESS........................................... 1

ITEM 2.  DESCRIPTION OF PROPERTIES......................................... 8

ITEM 3.  LEGAL PROCEEDINGS.................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................11

ITEM 7.  FINANCIAL STATEMENTS...........................................15-28

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES..............................29

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...................29

ITEM 10. EXECUTIVE COMPENSATION............................................30

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....30

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.................................31

ITEM 14. CONTROLS AND PROCEDURES...........................................32

SIGNATURES.................................................................33

CERTIFICATIONS..........................................................34-36

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

The Company's authorized capital includes 100,000,000 shares of common stock with $0.001 par value and 5,000,000 shares of preferred stock with $0.0001 par value. As of the close of the Company's latest fiscal year, December 31, 2002, there were 4,400,000 shares of common stock outstanding. The 4,400,000 shares of common stock outstanding does not include options granted to officers, directors and originators during the fourth quarter of 2002. The granted options total 960,000 shares that became fully vested on January 25, 2003. There are -0-shares of preferred stock outstanding. The Company does not maintain any kind of website.

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

Management believes that there is substantial doubt about the Company's ability to continue as a going concern due to the Company's total accumulated deficit of $37,521 as of December 31, 2002. Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock and obtaining unsecured loans from the Company's officers, directors and originators. If the Company is not successful with its plans, investors could then lose all or a substantial portion of their investment.

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

9. The Company is only a non-operator participant in its natural resource
-----------------------------------------------------------------------------
properties
----------

All decisions concerning oil and gas projects owned currently by the Company are made by D-MIL Production, Inc., of Argyle, Texas, and not the Company. The Company has an operating agreement with D-MIL Production ("D-MIL") under which D-MIL makes all decisions related to daily operation of the Smith-Boswell #1 and Steinbach Unit #1 wells. If D-MIL Production is, for whatever reason, unable to continue as operator of the Company's wells, and if the Company is unable to secure the services of an operator for its wells over an extended period of time, there will be a decrease in the production and sale of oil and investors may then experience a substantial decline in the value of their investment.

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

Direct oil production expenses during the year ended December 31, 2002, were $10,702 or $18.78 per barrel of oil sold, compared to $7,185 or $9.68 per barrel sold during the year ended December 31, 2001. Significant events in 2002 that affected direct oil production expenses were the workovers of Steinbach Unit #1 and Smith-Boswell #1 during the first quarter, and the repairs made to Smith-Boswell #1 during the fourth quarter. The repairs to these wells in 2002 resulted in increased production expenses for fiscal year 2002 as compared to fiscal year 2001.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity
---------

FOR THE YEAR ENDED DECEMBER 31, 2002

The Company is currently unable to maintain appropriate liquidity levels to adequately fund its 2003 expenditure programs and has reason to believe that this will continue to be the case in the near term. Commitments of expenditures for fiscal year 2003 include expenses related to the operating of the Company's oil wells and general administrative costs, such as telephone, postage, photocopying, and annual licensing and filing fees, all of which are expected to occur throughout the fiscal year. General administrative expenditures of a substantial nature include independent auditor's review fees (on a quarterly basis), legal fees, EDGARizing and filing of Securities & Exchange Commission Form 10-KSB for year ended December 31, 2002 (1st quarter), and quarterly Form 10-QSB's.

Management estimates fiscal year 2003 income of $16,060, expenditures of $33,105 and a net operating loss of $17,045, as shown in the following table.

                                            Income, Expenditures & Timing of Work Scheduled
                                                           Fiscal Year 2003
                                                              (Estimated)

                                                    2003   1stQtr   2ndQtr   3rdQtr   4thQtr
                                                  ------   ------   ------   ------   ------
Income (estimated)
         Sale of oil                              16,000    4,000    4,000    4,000    4,000
         Interest income                              60       15       15       15       15
                                                  ------   ------   ------   ------   ------

Total Income (estimated):                         16,060    4,015    4,015    4,015    4,015

Operating Expenses (estimated)
         Oil Production expenses                   8,300    2,075    2,075    2,075    2,075
         General & Administrative expenses(G&A)
                  Printing & Copying                 100       25       25       25       25
                  Postage                            100       25       25       25       25
                  Telephone & Fax                  1,500      375      375      375      375
                  Office Supplies                    150       38       37       38       37
                  Accounting & Auditing           14,000    5,000    3,000    3,000    3,000
                  Legal Fees                       3,000      750      750      750      750
                  Taxes and Licensing Fees           100       25       25       25       25
                  Transfer Agent                     500        0      250      250        0
                  Bank Fees                           96       24       24       24       24
                  Registered Agent - Texas           139      139        0        0        0
                  Registered Agent - Nevada          135        0        0        0      135
                  Nevada Secretary of State           85        0        0        0       85
                  SEC filings - EDGAR              4,500    1,500    1,000    1,000    1,000
                  CUSIP                              100        0        0      100        0
                  Stock Quotation Service            300        0        0      300        0
                                                  ------   ------   ------   ------   ------

Total Operating Expenses (estimated):             33,105    9,976    7,586    7,987    7,556
                                                  ------   ------   ------   ------   ------
Net Income (estimated)(Loss):                   $(17,045)  (5,961)  (3,571)  (3,972)  (3,541)

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

Audited  financial  statements for the year ended December 31, 2002
----------------------------------------------------------------------
                                                                            Page
Auditor's Report, dated February 21, 2003...................................16

Balance Sheets as of December 31, 2002 and 2001.............................17

Statements  of  Operations  for the  years  ended  December  31,  2002 and 2001................................................................... 18

Statement of Changes in Stockholders' Equity for the years ended December
31, 2002 and 2001...........................................................19

Statements of Cash Flows for the years ended December 31, 2002 and
2001........................................................................20

Notes to Financial Statements............................................21-26

Supplemental Information (Unaudited).....................................27-28

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

/s/DECORIA, MAICHEL & TEAGUE P.S.
---------------------------------
DeCoria, Maichel & Teague P.S.


Spokane, Washington
February 21, 2003

NOVA OIL, INC.
Balance Sheets
December 31, 2002 and 2001

                                                                          ASSETS

                                                                                            2002        2001

Current assets:
     Cash                                                                               $ 11,479    $ 41,903
     Accounts receivable                                                                   2,985       1,425
     Inventory                                                                               978
                                                                                        --------    --------
        Total current assets                                                              15,442      43,328
                                                                                        --------    --------

Fixed assets:
     Oil properties (successful efforts method), net                                      25,235      27,070
                                                                                        --------    --------


        Total assets                                                                    $ 40,677    $ 70,398
                                                                                        ========    ========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued repair expense                                                                         $  9,000
     Accounts payable                                                                   $    698         751
                                                                                        --------    --------
        Total current liabilities                                                            698       9,751
                                                                                        --------    --------

Commitments and contingencies (Note 4)

Stockholders' equity:
        Preferred stock, $0.0001 par value;
          5,000,000 shares authorized; no
            shares issued and outstanding
        Common stock, $0.001 par value;
            100,000,000 shares authorized; 4,400,000
            shares issued and outstanding                                                  4,400       4,400
        Additional paid-in capital                                                        73,100      73,100
        Accumulated deficit                                                              (37,521)    (16,853)
                                                                                        --------    --------
        Total stockholders equity                                                         39,979      60,647
                                                                                        --------    --------

        Total liabilities and stockholders' equity                                      $ 40,677    $ 70,398
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

NOVA OIL, INC.
Statement of Changes in Stockholders' Equity
For the years ended December 31, 2002 and 2001

                                                             Additional
                                     Common Stock             Paid-in       Accumulated
                                    Shares   Amount           Capital       Deficit         Totals
                                    ------   ------           -------       -------         ------
Balance, December 31, 2000        4,400,000    $ 4,400       $ 73,100      $   (127)      $ 77,373

Net loss                                                                    (16,726)       (16,726)
                                  ---------    --------      --------      ---------      ---------

Balance, December 31, 2001        4,400,000      4,400         73,100       (16,853)        60,647

Net loss                                                                    (20,668)       (20,668)

Balance, December 31, 2002        4,400,000    $ 4,400       $ 73,100      $(37,521)      $ 39,979
                                  =========    ========      ========      =========      =========

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
Statements of Cash Flows
For the years ended December 31, 2002 and 2001
                                                         2002        2001

Cash flows from operating activities:
Net loss                                             $(20,668)   $(16,726)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
            Amortization                                1,835       2,386
            Accrued repair expense                     (9,000)      9,000

     Change in:
        Accounts receivable                            (1,560)        589
        Inventory                                        (978)
        Accounts payable                                  (53)        160
                                                     --------    --------
            Net cash used by operating activities     (30,424)     (4,591)
                                                     --------    --------

Net change in cash                                    (30,424)     (4,591)
Cash, beginning of period,                             41,903      46,494
                                                     --------    --------
Cash, end of period,                                 $ 11,479    $ 41,903
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

         The following table presents the Company's capitalized costs and accumulated amortization at December 31, 2002 and 2001 relating to its oil and gas reserves:

                                             2002        2001

              Reserves purchased         $ 29,700    $ 29,700
              Accumulated amortization     (4,465)     (2,630)
                                         --------    --------
              Net reserves               $ 25,235    $ 27,070
                                         ========    ========

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

                                                                  Barrels of Oil
                                                                  --------------

            Proved reserves, December 31, 2000                            9,155
                                                                  --------------
             Oil production for the year ended December 31, 2001           (742)
             Oil production for the year ended December 31, 2002           (570)
                                                                  --------------
            Proved reserves, December 31, 2002                            7,843
                                                                  ==============

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

Name                            Age          Position                  Term
-----------------------------------------------------------------------------

Arthur P. Dammarell, Jr.        59          Treasurer & Director          Annual
Bruce E. Cox                    53          Secretary & Director          Annual
Paul E. Fredericks              48          President & Director          Annual

Business Experience
-------------------

Paul E. Fredericks. Mr. Fredericks is currently the President, Director and Principal Executive Officer of the Company. He succeeded President Daniel W. Schneider upon his death in September 2002. Mr. Fredericks was Vice-President of Nova Oil, Inc. prior to Mr. Schneider's death. Mr. Fredericks is a member of the Company's Audit Committee. From January 1985 to the present, he has owned and operated his own business, Mineral Logic. His Company is involved in compiling data on mines and prospects in Montana and Idaho and doing data compilation and GIS development for mineral exploration and mining companies throughout the western hemisphere. From March 1988 to January 1991, he was Senior Geologist and a computer specialist for Western Gold Exploration and Mining Company, located in Missoula, Montana. Mr. Fredericks attended Humboldt State University where he received a Bachelor Of Science Degree in geology in 1977. He also attended the University of Texas, at Austin where he received a Master's degree in geology in 1980. Mr. Fredericks resides in Missoula, Montana, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

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

Arthur P. Dammarell, Jr. Mr. Dammarell is Treasurer, Director and Principal Financial Officer of the Company. He became self-employed as a business development consultant in April 1999, and currently serves in such capacity. >From 1980 to 1999 he held various positions in Virginia City Gold Mines, Inc., including director, president and CEO. From 1993 to 1996, Mr. Dammarell was operations manager and co-owner of Direct Realty Service in Spokane, Washington. He has twenty-five years of management experience in the public and private sector. Mr. Dammarell attended Eastern Washington University, where he received his bachelor-of-arts degree in 1977. Mr. Dammarell resides in Colbert, Washington, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following table sets forth as of March 10, 2003, the names of, and number of shares beneficially owned, by persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each of the Company's directors and executive officers; and the number of shares beneficially owned by all of the Company's directors and executive officers as a group. At such date, there were 5,360,000 outstanding shares.


                                   Amount and nature of Beneficial      Percent
            Name of Owner                    Ownership[2]              of Class

         Carol A.  Dunne                        660,000                  12.31%
         Charles A. Cleveland                   660,000                  12.31%
         Arthur P. Dammarell, Jr. [1]           700,000                  13.06%
         Bruce E. Cox[1]                        660,000                  12.31%
         Paul E. Fredericks[1]                  700,000                  13.06%
         Daniel W. Schneider [3] and Deborah H.
           Schneider 2000 Revocable Trust       700,000                  13.06%

         Total ownership of Officers
         and Directors as a group             2,060,000                  38.43%

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

--------------------------------------------------------------------------------
Arthur P. Dammarell, Jr.  Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Bruce E. Cox              Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
-------------------------------------------------------------------------------
Paul E. Fredericks        Form 3, Initial Statement of Beneficial Ownership of
(Director/Officer)                Securities
--------------------------------------------------------------------------------
Daniel W. Schneider,      Form 3, Initial Statement of Beneficial Ownership of
deceased(former Director/Officer) Securities
-------------------------------------------------------------------------------
Charles A. Cleveland      Form 3, Initial Statement of Beneficial Ownership of
(10% Beneficial Owner)            Securities
------------------------------------------------------------------------------
Carol A. Dunne            Form 3, Initial Statement of Beneficial Ownership of
(10% Beneficial Owner)            Securities
------------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

See Note 7 to the Financial Statements.

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

           99.3 Certifications by Principal Executive Officer (reference a., below)

           99.4 Certifications by Principal Financial Officer (reference a., below)

               a. Incorporated by reference to the company's current report
                  Form 10-KSB/A for fiscal year ended December 31, 2001, filed on November 15, 2002

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-KSB Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              By:/s/ PAUL E. FREDERICKS
                                                 ----------------------
                                                     Paul E. Fredericks
                                                     President, Director and
                                                     Principal Executive Officer
                                                     Date:    April 4, 2003

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-KSB Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ PAUL E. FREDERICKS
   ----------------------
       Paul E. Fredericks
       President, Director and Principal Executive Officer
       Date:    April 4, 2003

By:/s/ ARTHUR P. DAMMARELL, JR.
   ----------------------------
       Arthur P. Dammarell, Jr.
       Treasurer, Director and Principal Financial Officer
       Date:    April 4, 2003

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