Form 10QSB
period 2003-03-31
NOVA OIL INC
filed 2003-05-09
CIK 1137469

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes [X]  No [  ]

At April 30, 2003, 4,400,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I.

                                                                            PAGE
                                                                            ----

ITEM 1. Balance Sheets as of March 31, 2003
        and December 31, 2002                                                 3

        Statements of Operations for the Three
        Month Periods Ended March 31, 2003 and 2002                           4

        Statements of Cash Flows for the Three
        Month Periods Ended March 31, 2003 and 2002                           5

        Notes to Financial Statements                                         6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 7

ITEM 3. Controls and Procedures                                               9

                                    PART II.

ITEM 1. Legal Proceedings                                                    10

ITEM 2. Changes in Securities                                                10

ITEM 3. Defaults Upon Senior Securities                                      10

ITEM 4. Submission of Matters to a Vote of Security Holders                  10

ITEM 5. Other Information                                                    10

ITEM 6. Exhibits and Reports on Form 8-K                                     10

        Signatures                                                           11

        Certifications                                                       12

                                     PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                             BALANCE SHEETS AS OF MARCH 31, 2003
NOVA OIL, INC.                               AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS

                                                                           (UNAUDITED),
                                                                            MARCH 31,                    DECEMBER 31,
                                                                               2003                          2002
                                                                         -----------------             ------------------
CURRENT ASSETS
     Cash                                                                $          6,950              $          11,479
     Accounts receivable                                                            3,810                          2,985
     Inventory                                                                      1,506                            978
                                                                         -----------------             ------------------
          Total current assets                                                     12,266                         15,442
                                                                         -----------------             ------------------

FIXED ASSETS
     Oil properties (successful efforts method), net                               24,724                         25,235
                                                                         -----------------             ------------------
          Total assets                                                   $         36,990              $          40,677
                                                                         =================             ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $          3,113              $             698
                                                                         -----------------             ------------------
          Total liabilities                                                         3,113                            698
                                                                         -----------------             ------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; $0.0001 par value; 5,000,000
          shares authorized; no shares issued and
          outstanding
     Common stock; $0.001 par value; 100,000,000
          shares authorized; 4,400,000 shares issued
          and outstanding                                                            4,400                         4,400
     Additional paid-in capital                                                     73,100                        73,100
     Accumulated deficit                                                          (43,623)                      (37,521)
                                                                     ----------------------           -------------------
          Total stockholders' equity                                                33,877                        39,979
                                                                     ----------------------           -------------------

          Total liabilities and stockholders' equity                 $              36,990            $           40,677
                                                                     ======================           ===================


   The accompanying notes are an integral part of these financial statements.

                                                STATEMENTS OF OPERATIONS FOR THE
NOVA OIL, INC.                                  THREE MONTH PERIODS ENDED
(UNAUDITED)                                     MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                         MARCH 31,                  MARCH 31,
                                                                           2003                        2002
                                                                      ----------------           -----------------

SALES OF OIL                                                          $         3,810            $          1,879
                                                                      ----------------           -----------------

OPERATING EXPENSES
     Production expenses                                                        1,161                       3,212
     General and administrative expenses                                        8,252                       8,748
     Amortization expense                                                         511                         385
                                                                      ----------------           -----------------
          Total operating expenses                                              9,924                      12,345
                                                                      ----------------           -----------------

OTHER (INCOME)
     Interest income                                                             (12)                        (98)
                                                                      ----------------           -----------------

NET LOSS                                                              $         6,102            $         10,368
                                                                      ================           =================

NET LOSS PER COMMON SHARE                                             $           Nil            $            Nil
                                                                      ================           =================

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING - BASIC
                                                                            4,400,000                   4,400,000
                                                                      ================           =================





















   The accompanying notes are an integral part of these financial statements.

                                                STATEMENTS OF CASH FLOWS FOR THE
NOVA OIL, INC.                                  THREE MONTH PERIODS ENDED
(UNAUDITED)                                     MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                          MARCH 31,                    MARCH 31,
                                                                             2003                        2002
                                                                        ---------------             ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $      (6,102)              $      (10,368)
     Adjustments to reconcile net loss to net cash used
          by operating activities:
     Amortization                                                                  511                          385
     Change in:
          Accounts receivable                                                    (825)                        (454)
          Inventory                                                              (528)                        (497)
          Accrued repair expense                                                                            (9,000)
          Accounts payable                                                       2,415                        4,128
                                                                        ---------------             ----------------
               Net cash flows used by operating activities                     (4,529)                     (15,806)
                                                                        ---------------             ----------------


NET DECREASE IN CASH                                                           (4,529)                     (15,806)

CASH AT BEGINNING OF PERIOD                                                     11,479                       41,903
                                                                        ---------------             ----------------

CASH AT END OF PERIOD                                                   $        6,950              $        26,097
                                                                        ===============             ================























   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION:

The financial statements of Nova Oil, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Nova Oil, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2002 included in Nova Oil, Inc.'s annual report on Form 10-KSB/A1.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2003.

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

4.       REVENUE RECOGNITION:

Nova Oil, Inc. recognizes revenue associated with the sale of its crude oil on the date when the purchaser accepts title by taking physical delivery of the oil. The commodity price paid for the Company's crude oil, West Texas/Mexico Intermediate, is set by Koch's daily average (www.ksandt.com/crude.asp) for the calendar month immediately prior to the month that the purchaser takes delivery.

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

RESULTS OF OPERATIONS

For the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002

For the three months ended March 31, 2003, the Company experienced a net loss of $6,102 compared to a net loss of $10,368 during the comparable period of the previous year. The decrease in the net loss from 2002 to 2003 was primarily due to increased oil sales and decreased production expenses.

During the three month period ended March 31, 2003, the Company generated $3,810 from the sale of 132 barrels of oil at an average sales price of approximately $29 per barrel. During the three month period ended March 31, 2002, the Company generated $1,879 from the sale of 98 barrels of oil at an average sales price of approximately $19 per barrel. Oil production expenses were $1,161, excluding amortization, during the first quarter of 2003, or approximately $9 per barrel sold, compared to $3,212 or approximately $33 per barrel sold during the first quarter of 2002. The decrease in per-barrel production costs during the first quarter of 2003 is primarily due to extensive repair and maintenance expenses that were incurred during the first quarter of 2002. Amortization expense of the Company's oil properties was $511, or approximately $4 per barrel of oil sold during the first quarter of 2003, and was compared to amortization expense of $385 or $4 per barrel sold during first quarter of 2002.

General and administrative expenses decreased from $8,748 during the first quarter of 2002, to $8,252 during the comparable quarter of 2003.

Interest income decreased from $98 during the first quarter of 2002 to $12 during the first quarter of 2003. The decrease was due to a corresponding decrease in interest bearing cash assets.

FINANCIAL CONDITION AND LIQUIDITY

During the three month period ended March 31, 2003, the Company used $4,529 of cash in operating activities. The Company has incurred operating losses of $43,623, since its inception (February 25, 2000), which raises substantial doubt about its ability to continue as a going concern.

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

To accommodate for an expected shortfall in operating capital during the first half of 2003, management plans to fund the Company's short-term operating needs through revenue from its oil producing properties, existing cash reserves and unsecured loans from the Company's officers, directors and originators. During fiscal year 2002, the Board of Directors reviewed the Company's financial condition. It was the consensus of the Board that it would be prudent to raise additional working capital for fiscal year 2003. To accommodate for the longer-term capital needs the Board of Directors granted stock Option Certificates totaling 960,000 options to the six originators of Nova Oil, Inc., with an exercise price of $0.05 per share. In December 2002, the Company filed SEC Form 8-K reporting the granting of the Option Certificates, which will become exercisable on May 25, 2003.

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

Management estimates fiscal year 2003 income of $16,060, expenditures of $33,105 and a net operating loss of $17,045, as shown in the following table. No expenditures for capital projects have been budgeted for fiscal year 2003.
















         [The balance of this page has been intentionally left blank.]

                 Income, Expenditures & Timing of Work Scheduled
                                Fiscal Year 2003
                                   (Estimated)

                                                                       2003         1stQtr      2ndQtr      3rdQtr      4thQtr
Income (estimated)
        Sale of oil                                                 $16,000         $4,000      $4,000      $4,000      $4,000
        Interest income                                                  60            15           15          15          15
                                                                    -------        -------     -------     -------     -------
Total income (estimated):                                            16,060          4,015       4,015       4,015       4,015

Capital expenditures (Projects)                                           0              0           0           0           0

Operating expenses (estimated)
        Oil production expenses (monthly)                             8,300          2,075       2,075       2,075       2,075
        General & administrative expenses (G&A)
                Printing & copying                                      100             25          25          25          25
                Postage                                                 100             25          25          25          25
                Telephone & fax                                       1,500            375         375         375         375
                Office supplies                                         150             38          37          38          37
                Accounting & auditing                                14,000          5,000       3,000       3,000       3,000
                Legal fees                                            3,000            750         750         750         750
                Taxes and licensing fees                                100             25          25          25          25
                Transfer agent                                          500              0         250         250           0
                Bank fees                                                96             24          24          24          24
                Registered agent - Texas                                139            139           0           0           0
                Registered agent - Nevada                               135              0           0           0         135
                Nevada Secretary of State                                85              0           0           0          85
                SEC filings - EDGAR                                   4,500          1,500       1,000       1,000       1,000
                CUSIP                                                   100              0           0         100           0
                Stock quotation service                                 300              0           0         300           0
                                                                    -------        -------     -------     -------     -------

Total operating expenses (estimated):                                33,105          9,976       7,586       7,987       7,556
                                                                    -------        -------     -------     -------     -------

Net loss (estimated):                                              $(17,045)       $(5,961)    $(3,571)    $(3,972)    $(3,541)
                                                                   ========       ========    ========    ========    ========


ITEM 3.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed with 90 days of the filing of this Form 10-QSB, the Company's treasurer and president believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II.


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



                                 Nova Oil, Inc.
                                  (Registrant)


By:      /s/PAUL E. FREDERICKS                       May 2, 2003
   ---------------------------------                 -----------
Paul E. Fredericks                                   Date
President, Director and Principal Executive Officer


By:      /s/ARTHUR P. DAMMARELL, JR.                 May 2, 2003
   ---------------------------------                 -----------
Arthur P. Dammarell, Jr.                             Date
Treasurer, Director and Principal Financial Officer

                                 CERTIFICATIONS

I, Paul E. Fredericks, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Nova Oil, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c. presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

              a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/PAUL E. FREDERICKS
Paul E. Fredericks
President, Director and Principal Executive Officer

                                 CERTIFICATIONS

I, Arthur P. Dammarell, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Nova Oil, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c. presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

              a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ARTHUR P. DAMMARELL, JR.
------------------------------------
Arthur P. Dammarell, Jr.
Treasurer, Director and Principal Financial Officer

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Paul E. Fredericks, President and Principal Executive Officer of Nova Oil, Inc. (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  May 2, 2003


/s/PAUL E. FREDERICKS
Paul E. Fredericks
President, Director and Principal Executive Officer



CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur P. Dammarell, Jr., Treasurer and Principal Financial Officer of Nova Oil, Inc. (the "Registrant"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  May 2, 2003


/s/ARTHUR P. DAMMARELL, JR.
------------------------------------
Arthur P. Dammarell, Jr.
Treasurer, Director and Principal Financial Officer