Form 10QSB
period 2003-06-30
NOVA OIL INC
filed 2003-08-18
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                   17922 N. HATCH ROAD, COLBERT, WA 99005-9377
                  ---------------------------------------------
                    (Address of principal executive offices)

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

Yes [X]  No [  ]

At August 3, 2003, 5,040,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS


                                     PART I.

                                                                                PAGE
                                                                                ----
ITEM 1.     Balance Sheets as of June 30, 2003 (unaudited)
            and December 31, 2002                                                 3

            Statements of Operations for the Three and Six
            Month Periods Ended June 30, 2003 and 2002 (unaudited)                4

            Statements of Cash Flows for the Six
            Month Periods Ended June 30, 2003 and 2002 (unaudited)                5

            Notes to Financial Statements                                         6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                 7

ITEM 3.     Controls and Procedures                                               9

                                    PART II.

ITEM 1.     Legal Proceedings                                                    10

ITEM 2.     Changes in Securities                                                10

ITEM 3.     Defaults Upon Senior Securities                                      10

ITEM 4.     Submission of Matters to a Vote of Security Holders                  10

ITEM 5.     Other Information                                                    10

ITEM 6.     Exhibits and Reports on Form 8-K                                     10

            Signatures                                                           11

            Certifications                                                       12

                                              BALANCE SHEETS AS OF JUNE 30, 2003
NOVA OIL, INC.                                AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                     PART I.

ITEM 1:  FINANCIAL STATEMENTS
                                     ASSETS

                                                                           (UNAUDITED)
                                                                             JUNE 30,                    DECEMBER 31,
                                                                               2003                          2002
                                                                         -----------------             ------------------
CURRENT ASSETS
     Cash                                                                $         28,527              $          11,479
     Accounts receivable                                                            3,093                          2,985
     Inventory                                                                        740                            978
                                                                         -----------------             ------------------
          Total current assets                                                     32,360                         15,442
                                                                         -----------------             ------------------

FIXED ASSETS
     Oil properties (successful efforts method), net                               24,263                         25,235
                                                                         -----------------             ------------------
          Total assets                                                   $         56,623              $          40,677
                                                                         =================             ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $          1,369              $             698
                                                                         -----------------             ------------------
          Total liabilities                                                         1,369                            698
                                                                         -----------------             ------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; $0.0001 par value; 5,000,000
          shares authorized; no shares issued and
          outstanding
     Common stock;  $0.001 par value;  100,000,000
          shares authorized;  4,880,000 shares
          outstanding as of June 30, 2003; 4,400,000
        shares issued and outstanding as of December 31, 2002
                                                                                     4,880                         4,400
     Additional paid-in capital                                                     96,620                        73,100
     Accumulated deficit                                                          (46,246)                      (37,521)
                                                                        -------------------           -------------------
          Total stockholders' equity                                                55,254                        39,979
                                                                        -------------------           -------------------

          Total liabilities and stockholders' equity                    $           56,623            $           40,677
                                                                        ===================           ===================





   The accompanying notes are an integral part of these financial statements.

                                               STATEMENTS OF OPERATIONS FOR THE
NOVA OIL, INC.                                 SIX AND THREE MONTH PERIODS ENDED
(UNAUDITED)                                    JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                    JUNE 30, 2003                                JUNE 30, 2002
                                              ---------------------------------          ---------------------------------
                                                  THREE              SIX                     THREE               SIX
                                                 MONTHS             MONTHS                   MONTHS            MONTHS
                                              --------------    ---------------          ---------------    --------------
SALES OF OIL                                  $       4,479     $        8,289           $        2,671     $       4,550
                                              --------------    ---------------          ---------------    --------------

OPERATING EXPENSES:
     Production expenses                              3,656              4,817                    1,631             4,843
     General and administrative
          expenses                                    2,994             11,247                    4,356            13,104
     Amortization expense                               461                972                      499               884
                                              --------------    ---------------          ---------------    --------------
          Total operating expenses                    7,111             17,036                    6,486            18,831
                                              --------------    ---------------          ---------------    --------------

OTHER (INCOME):
     Interest income                                      7                 19                       53               151
                                              --------------    ---------------          ---------------    --------------
          Total other (income)                            7                 19                       53               151
                                              --------------    ---------------          ---------------    --------------

NET LOSS                                      $       2,625     $        8,728           $        3,762     $      14,130
                                              ==============    ===============          ===============    ==============

NET LOSS PER SHARE                            $         Nil     $          Nil           $          Nil     $         Nil
                                              ==============    ===============          ===============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES
OUSTANDING - BASIC
                                                  4,496,000          4,415,912                4,400,000         4,400,000
                                              ==============    ===============          ===============    ==============
















   The accompanying notes are an integral part of these financial statements.

                                                STATEMENTS OF CASH FLOWS FOR THE
NOVA OIL, INC.                                  SIX MONTH PERIODS ENDED
(UNAUDITED)                                     JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                             JUNE 30,                     JUNE 30,
                                                                               2003                         2002
                                                                          ---------------              ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $      (8,728)               $      (14,130)
     Adjustments to reconcile net loss to net cash used
          by operating activities:
     Amortization                                                                    972                           884
     Change in:
          Accounts receivable                                                      (108)                       (1,726)
          Inventory                                                                  240                         (759)
          Accrued repair expense                                                                               (9,000)
          Accounts payable                                                           672                           193
                                                                          ---------------              ----------------
               Net cash flows used by operating activities                       (6,952)                      (24,538)
                                                                          ---------------              ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the exercise of common stock options                           24,000
                                                                          ---------------              ----------------
               Net cash provided by financing activities                          24,000
                                                                          ---------------              ----------------

NET INCREASE IN CASH                                                              17,048                      (24,538)

CASH AT BEGINNING OF PERIOD                                                       11,479                        41,903
                                                                          ---------------              ----------------

CASH AT END OF PERIOD                                                     $       28,527               $        17,365
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

4.       REVENUE RECOGNITION:

Nova Oil, Inc. recognizes revenue associated with the sale of its crude oil on the date when the purchaser accepts title by taking physical delivery of the oil. The commodity price paid for the Company's crude oil, West Texas/New Mexico Intermediate, is set by Koch's daily average (www.ksandt.com/crude.asp) for the calendar month immediately prior to the month that the purchaser takes delivery.

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

On May 20, 2003, the Board of Directors adopted a Stock Incentive Plan (the "Plan") for employees, officers, directors, originators, and advisors. The number of shares proposed to be allocated would be 600,000. The Plan would be administered by the Company's Compensation Committee. The Plan is subject to shareholder approval.

On May 20, 2003, the Board of Directors adopted a charter for the Company's Audit Committee. The Company is unable to secure the services of an independent financial expert due to budgetary constraints.

RESULTS OF OPERATIONS

For the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002

For the three months ended June 30, 2003, the Company experienced a net loss of $2,625 compared to a net loss of $3,762 during the comparable period of the previous year. The decrease in the net loss from 2002 to 2003 was primarily due to increased oil sales during the second three months of 2003 as compared to the same period of 2002.

During the three month period ended June 30, 2003, the Company generated $4,479 from the sale of 184 barrels of oil at an average sales price of approximately $24 per barrel. During the three month period ended June 30, 2002, the Company generated $2,671 from the sale of 117 barrels of oil at an average sales price of approximately $23 per barrel. Oil production expenses were $3,656, excluding amortization, during the second quarter of 2003, or approximately $20 per barrel sold, compared to $1,631 or approximately $14 per barrel sold during the second quarter of 2002. The decrease in per-barrel production costs during 2003 is primarily due to extensive repair and maintenance expenses that were incurred during the second quarter of 2002 that were not incurred during the second quarter of 2003. Amortization expense of the Company's investments in its oil properties was $461, or approximately $3 per barrel of oil sold during the second quarter of 2003, and was comparable to amortization expense of $499 or $4 per barrel sold during second quarter of 2002.

General and administrative expenses decreased from $4,356 during the second quarter of 2002, to $2,994 during the comparable quarter of 2003, the decrease in general and administrative expenses during the second quarter of 2003 was due to filing fees associated with the Company's Form 10SB during the second quarter of 2002 that were not incurred during 2003.

Interest income decreased from $53 during the second quarter of 2002 to $7 during the second quarter of 2003. The decrease was due to a corresponding decrease in interest bearing cash assets and the corresponding decline in interest rates related to interest bearing accounts.

For the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002

For the six months ended June 30, 2003, the Company experienced a net loss of $8,728 compared to a net loss of $14,130 during the comparable period of the previous year. The decrease in the net loss from 2002 to 2003 was primarily due to increased oil sales during the first six months of 2003, as compared to the same period of 2002.

FINANCIAL CONDITION AND LIQUIDITY

During the six month period ended June 30, 2003, the Company used $6,952 of cash in operating activities. The Company has incurred operating losses of $46,246, since its inception (February 25, 2000), which raises substantial doubt about its ability to continue as a going concern.

During the second quarter of 2003, the Company issued 480,000 shares of its common stock to two directors and a shareholder for $24,000 or $0.05 per share. The issuance resulted from the exercise of common stock options that were granted to the Company's directors and originators pursuant to a motion adopted on November 18, 2002 by the Company's board of directors. The proceeds from the issuance are anticipated to enable the Company to meet its financing obligations for the remainder of 2003.

Management currently, estimates fiscal year 2003 cash inflows from oil sales and financing activities of $48,231, and cash outflows from operating expenditures of $41,612, that will yeild net operating capital of $6,619 at the end of the fiscal year, as shown in the following table. No expenditures for capital projects have been budgeted for fiscal year 2003.











          [The balance of this page has been intentionally left blank.]

              Cash Inflows and outflows & Timing of Work Scheduled
                                Fiscal Year 2003
                                   (Estimated)

                                                                     2003       1stQtr      2ndQtr     3rdQtr      4thQtr
                                                                               (Actual)    (Actual)
Cash Inflows (estimated)
        Sale of oil                                                 $16,182      $2,985      $5,197     $4,000      $4,000
        Exercise of stock options                                    32,000                  24,000      8,000
        Interest income                                                  49          12           7         15          15
                                                                 -----------  ----------  ----------  ---------  ----------
Total (estimated):                                                   48,231       2,997      29,204     12,015       4,015

Cash Outflows (estimated)
  Capital expenditures (Projects)                                         0           0           0          0           0

  Operating expenses (estimated)
        Oil production expenses                                       9,510       1,754       2,271      3,010       2,475
        General & administrative expenses (G&A)
                Printing & copying                                      550           0         110        240         200
                Postage                                                 528          10          18        300         200
                Telephone & fax                                       1,089          15          74        500         500
                Office supplies                                         271           0          71        100         100
                Accounting & auditing                                14,000       5,000       2,422      3,289       3,289
                Legal fees                                            8,500           0           0      5,500       3,000
                Taxes and licensing fees                                100           0           0         50          50
                Transfer agent                                        1,660           0         160          0       1,500
                Bank fees                                               125          24          41         30          30
                Registered agent - Texas                                139         139           0          0           0
                Registered agent - Nevada                               135           0           0          0         135
                Nevada Secretary of State                                85           0           0          0          85
                SEC filings - EDGAR                                   4,500         584         398      1,500       2,018
                CUSIP                                                   120           0         120          0           0
                Stock quotation service                                 300           0           0        300           0
                                                                 -----------  ----------  ----------  ---------  ----------

Total operating expenses (estimated):                                41,612       7,526       5,685     14,819      13,582
                                                                 -----------  ----------  ----------  ---------  ----------

Net cash inflows (outflows) (estimated):                             $6,619    $(4,529)     $23,519   $(2,804)    $(9,567)
                                                                 -----------  ----------  ----------  ---------  ----------


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



                                        Nova Oil, Inc.
                                        --------------
                                        (Registrant)


By: /s/ PAUL E. FREDERICKS                           August 18, 2003
   -----------------------------------------         --------------------------
Paul E. Fredericks                                   Date
President, Director and Principal Executive Officer


By: /s/ ARTHUR P. DAMMARELL, JR.                     August 18, 2003
   ------------------------------------------        --------------------------
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

Date: August 18, 2003
      -----------------------------------------------

/s/ PAUL E. FREDERICKS
-----------------------------------------------------
Paul E. Fredericks
President, Director and Principal Executive Officer

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

Date: August 18, 2003
      -----------------------------------------------

/s/ ARTHUR P. DAMMARELL, JR.
-----------------------------------------------------
Arthur P. Dammarell, Jr.
Treasurer, Director and Principal Financial Officer

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Paul E. Fredericks, President and Principal Executive Officer of Nova Oil, Inc. (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2.    The information  contained in the report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Registrant.

Date: August 18, 2003
      -----------------------------------------------

/s/ PAUL E. FREDERICKS
-----------------------------------------------------
Paul E. Fredericks
President, Director and Principal Executive Officer


CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur P. Dammarell, Jr., Treasurer and Principal Financial Officer of Nova Oil, Inc. (the "Registrant"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2.    The information  contained in the report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Registrant.

Date: August 18, 2003
      -----------------------------------------------

/s/ ARTHUR P. DAMMARELL, JR.
-----------------------------------------------------
Arthur P. Dammarell, Jr.
Treasurer, Director and Principal Financial Officer