Form 10QSB
period 2003-09-30
NOVA OIL INC
filed 2003-11-14
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Yes [X]  No [  ]

At November 3, 2003, 5,040,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I.

                                                                          PAGE
                                                                          ----

ITEM 1.  Balance Sheets as of September 30, 2003 (unaudited)
         and December 31, 2002                                              3

         Statements of Operations for the Three and Nine
         Month Periods Ended September 30, 2003 and 2002 (unaudited)        4

         Statements of Cash Flows for the Nine
         Month Periods Ended September 30, 2003 and 2002 (unaudited)        5

         Notes to Financial Statements                                      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              7

ITEM 3.  Controls and Procedures                                            9

                                    PART II.

ITEM 1.  Legal Proceedings                                                 10

ITEM 2.  Changes in Securities                                             10

ITEM 3.  Defaults Upon Senior Securities                                   10

ITEM 4.  Submission of Matters to a Vote of Security Holders               10

ITEM 5.  Other Information                                                 10

ITEM 6.  Exhibits and Reports on Form 8-K                                  10

         Signatures                                                        11

         Certifications                                                    12

                                     PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                         BALANCE SHEETS AS OF SEPTEMBER 30, 2003
NOVA OIL, INC.                                             AND DECEMBER 31, 2002



                                     ASSETS

                                                     (UNAUDITED)
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2003             2002
                                                       ---------       ---------
CURRENT ASSETS
     Cash                                             $  22,451       $  11,479
     Accounts receivable                                  1,874           2,985
     Deferred offering costs                              6,310
     Inventory                                            1,680             978
                                                       ---------       ---------
          Total current assets                           32,315          15,442
                                                       ---------       ---------

FIXED ASSETS
     Oil properties (successful efforts method), net     23,845          25,235
                                                       ---------       ---------
          Total assets                                $  56,160       $  40,677
                                                       =========       =========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                 $      68       $     698
                                                       ---------       ---------
          Total liabilities                                  68             698
                                                       ---------       ---------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; $0.0001 par value; 5,000,000
        shares authorized; no shares issued and
        outstanding
     Common stock; $0.001 par value; 100,000,000
        shares authorized; 5,040,000 shares
        outstanding as of September 30, 2003;
        4,400,000 shares issued and outstanding as of
        December 31, 2002                                  5,040          4,400
     Additional paid-in capital                          104,460         73,100
     Accumulated deficit                                 (53,408)       (37,521)
                                                       ----------      ---------
          Total stockholders' equity                      56,092         39,979
                                                       ----------      ---------

          Total liabilities and stockholders' equity  $   56,160      $  40,677
                                                       ==========      =========

   The accompanying notes are an integral part of these financial statements.

                                              STATEMENTS OF OPERATIONS FOR THE
NOVA OIL, INC.                                THREE AND NINE MONTH PERIODS ENDED
(UNAUDITED)                                   SEPTEMBER 30, 2003 AND 2002


                                                  SEPTEMBER 30, 2003                           SEPTEMBER 30, 2002
                                          -----------------------------------           ---------------------------------
                                                  THREE              NINE                    THREE              NINE
                                                 MONTHS             MONTHS                   MONTHS            MONTHS

SALES OF OIL                               $          1,960             10,249        $           3,071  $          7,621
                                              --------------    ---------------          ---------------    --------------

OPERATING EXPENSES:
     Production expenses                              6,419             11,236                    2,985             7,828
     General and administrative
          expenses                                    2,323             13,569                    3,707            16,811
     Amortization expense                               418              1,390                      422             1,306
                                              --------------    ---------------          ---------------    --------------
          Total operating expenses                    9,160             26,195                    7,114            25,945
                                              --------------    ---------------          ---------------    --------------

OTHER INCOME:
     Interest income                                     40                 59                       44               195
                                              --------------    ---------------          ---------------    --------------
          Total other income                             40                 59                       44               195
                                              --------------    ---------------          ---------------    --------------

NET LOSS                                   $          7,160             15,887        $           3,999  $         18,129
                                              ==============    ===============          ===============    ==============

NET LOSS PER SHARE                         $            Nil                Nil        $             Nil  $            Nil
                                              ==============    ===============          ===============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC
                                                  5,017,391          4,618,608                4,400,000         4,400,000
                                              ==============    ===============          ===============    ==============













   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS FOR THE
NOVA OIL, INC.                                       NINE MONTH PERIODS ENDED
(UNAUDITED)                                          SEPTEMBER 30, 2003 AND 2002


                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                                2003                        2002
                                                                         --------------------        --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $             (15,887)      $             (18,129)
     Adjustments to reconcile net loss to net cash used
          by operating activities:
     Amortization                                                                      1,390                       1,306
     Change in:
          Accounts receivable                                                          1,111                       (202)
          Deferred offering costs                                                    (6,310)
          Inventory                                                                    (702)                     (1,451)
          Accrued repair expense                                                                                 (9,000)
          Accounts payable                                                             (630)                       2,211
                                                                         --------------------        --------------------
               Net cash flows used by operating activities                          (21,028)                    (25,265)
                                                                         --------------------        --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the exercise of common stock options                               32,000
                                                                         --------------------        --------------------
               Net cash provided by financing activities                              32,000
                                                                         --------------------        --------------------

NET INCREASE (DECREASE) IN CASH                                                       10,972                    (25,265)

CASH AT BEGINNING OF PERIOD                                                           11,479                      41,903
                                                                         --------------------        --------------------

CASH AT END OF PERIOD                                                 $               22,451      $               16,638
                                                                         ====================        ====================
















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

During the third quarter of 2003, management determined that Nova Oil, Inc. would need to initiate a private placement offering for its common stock in the fourth quarter of 2003. The Offering is intended to qualify as an exempt offering under Regulation D of the Securities Act of 1933 in the various states where offered. To this end, the Company entered into an agreement with Public Securities, Inc., to serve as the Company's Placement Agent. There is no assurance that the Company will be successful with this Offering of its securities.

Management estimates that if the maximum offering is sold, the Company's net proceeds will be approximately $153,500, after deducting commissions and offering expenses. The Company intends to use the net proceeds of this offering for working capital. The amounts and timing of these expenditures will vary significantly depending upon a number of factors, including, but not limited to, the amount of cash the Company generates from its on-going operations. The Company may find it necessary or advisable to use portions of the balance of the net proceeds for other purposes, and the Company will have broad discretion in applying the balance of the net proceeds.

The Company has not granted any registration rights in this Offering.

RESULTS OF OPERATIONS

For the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002

For the three months ended September 30, 2003, the Company experienced a net loss of $7,160 compared to a net loss of $3,999 during the comparable period of the previous year. The increase in net loss from 2002 to 2003 is due to extensive repair and maintenance expenses the Company incurred during the third quarter of 2003, and decreased oil sales during the third quarter of 2003 as compared to the same period of 2002.

During the three month period ended September 30, 2003, the Company generated $1,960 from the sale of 66 barrels of oil at an average sales price of approximately $30 per barrel. During the three month period ended September 30, 2002, the Company generated $3,071 from the sale of 132 barrels of oil at an average sales price of approximately $23 per barrel. Oil production expenses were $6,419, excluding amortization, during the third quarter of 2003, or approximately $50 per barrel produced, compared to $2,985 or approximately $22 per barrel produced during the third quarter of 2002. The increase in per-barrel production costs during 2003 is primarily due to extensive repair and maintenance expenses that were incurred during the third quarter of 2003. Amortization expense of the Company's investments in its oil properties was $418, or approximately $6 per barrel of oil sold during the third quarter of 2003, and was comparable to amortization expense of $422 or $3 per barrel sold during third quarter of 2002.

General and administrative expenses decreased from $3,707 during the third quarter of 2002, to $2,323 during the comparable quarter of 2003, the decrease in general and administrative expenses during the third quarter of 2003 was due to accounting fees associated with the Company's Form 10SB during the third quarter of 2002 that were not incurred during 2003.

Interest income decreased from $44 during the third quarter of 2002 to $40 during the third quarter of 2003. The decrease was due to a corresponding decrease in interest bearing cash assets.

For the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002

For the nine months ended September 30, 2003, the Company experienced a net loss of $15,887 compared to a net loss of $18,129 during the comparable period of the previous year. The decrease in the net loss from 2002 to 2003 was primarily due to increased oil sales during the first six months of 2003, as compared to the same period of 2002.

FINANCIAL CONDITION AND LIQUIDITY

During the nine month period ended September 30, 2003, the Company used $26,195 of cash in operating activities. The Company has incurred operating losses of $53,408, since its inception (February 25, 2000), which raises substantial doubt about its ability to continue as a going concern.

Management currently estimates fiscal year 2003 cash inflows from oil sales and exercise of common stock options to equal $47,435, and cash outflows from operating expenditures to be $44,605, which will yield net operating capital of $2,830 at the end of the fiscal year, as shown in the following table. No expenditures for capital projects have been budgeted for fiscal year 2003. The cash inflow estimate for fiscal year 2003 does not take into consideration any income that may be generated from the sale of the Company's common stock through the private placement offering to be undertake in the fourth quarter of 2003.

The Board of Directors is very concerned about the frequency of unexpected breakdowns and repairs of Nova Oil Inc.'s two oil wells. From January 1, 2002 through August 31, 2003, our costs for ordinary oil well production expenses were $13,673.45, and costs for unexpected repairs to our oil wells were $19,523.03, for a total expenditure of $33,196.48. Total revenue received from the sale of oil produced during this period was $22,118.71. This resulted in a net operating loss of $11,077.77 for the period January 1, 2002 through August 31,2003. Management is actively gathering information to determine if these repairs are unique occurrences, or if these types of repairs should be expected with wells of this age and production history. Management has contacted D-MIL Production, Inc., to gather information about our wells and similar wells. We will use this information to make a knowledge-based assessment regarding our continued investment in these wells.

During the second and third quarter of 2003, the Company issued 640,000 shares of its common stock to two directors and two shareholders for $32,000 or $0.05 per share. The issuance resulted from the exercise of common stock options that were granted to the Company's directors and originators pursuant to a motion adopted on November 18, 2002 by the Company's board of directors. The proceeds from the issuance are anticipated to enable the Company to meet its financing obligations for the remainder of 2003.

Management anticipates that revenue derived from the Company's on-going oil production and sales, and the sale of its common stock through a private placement offering of its securities, initiated in the third quarter and to be undertaken in the fourth quarter of 2003, will provide sufficient operating capital for fiscal year 2004.

Deferred offering costs in the amount of $6,310, were expended in the third quarter for legal fees and costs associated with the private placement offering.







          [The balance of this page has been intentionally left blank.]

              Cash Inflows and outflows & Timing of Work Scheduled
                                Fiscal Year 2003
                             (Actual and Estimated)

                                                 2003          1stQtr      2ndQtr      3rdQtr      4thQtr
                                                              (Actual)    (Actual)    (Actual)
Cash Inflows (estimated)
        Sale of oil                               $15,361    $  2,985     $  5,197    $  3,179    $  4,000
        Exercise of stock options                  32,000                   24,000       8,000
        Interest income                                74          12            7          40          15
                                                 --------    --------     --------    --------    --------
Total (estimated):                                 47,435       2,997       29,204      11,219       4,015

Cash Outflows (estimated)
  Capital expenditures (Projects)                       0           0            0           0           0

  Operating expenses (estimated)
        Oil production expenses                    15,229       1,754        2,271       8,729       2,475
        General & administrative expenses (G&A)
                Printing & copying                    323           0          110          13         200
                Postage                               228          10           18           0         200
                Telephone & fax                       738          15           74         149         500
                Office supplies                       171           0           71           0         100
                Accounting & auditing              12,321       5,000        2,422       1,610       3,289
                Legal fees                          8,500           0            0       5,500       3,000
                Taxes and licensing fees               50           0            0           0          50
                Transfer agent                      1,719           0          160          59       1,500
                Bank fees                             119          24           41          24          30
                Registered agent - Texas              139         139            0           0           0
                Registered agent - Nevada             135           0            0           0         135
                Nevada Secretary of State              85           0            0           0          85
                SEC filings - EDGAR                 4,728         584          398       1,728       2,018
                CUSIP                                 120           0          120           0           0
                Stock quotation service                 0           0            0           0           0
                                                 --------    --------     --------    --------    --------

Total operating expenses (estimated):              44,605       7,526        5,685      17,812      13,582
                                                 --------    --------     --------    --------    --------

Net cash inflows (outflows) (estimated):         $  2,830    $ (4,529)     $23,519    $ (6,539)   $ (9,567)
                                                 ========    =========    ========    ========    ========


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



                                 Nova Oil, Inc.
                                 --------------
                                  (Registrant)


By:      /s/PAUL E. FREDERICKS                       November 13, 2003
   ---------------------------------                 -----------------
Paul E. Fredericks                                            Date
President, Director and Principal Executive Officer


By:      /s/ARTHUR P. DAMMARELL, JR..                November 13, 2003
   ----------------------------------                -----------------
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

Date:    November 13, 2003
     -------------------------
         /s/PAUL E. FREDERICKS
     -------------------------
Paul E. Fredericks
President, Director and Principal Executive Officer

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

Date:    November 13, 2003
     -------------------------
         /s/ARTHUR P. DAMMARELL, JR..
     -------------------------
Arthur P. Dammarell, Jr.
Treasurer, Director and Principal Financial Officer

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Paul E. Fredericks, President and Principal Executive Officer of Nova Oil, Inc. (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:    November 13, 2003


         /s/PAUL E. FREDERICKS
Paul E. Fredericks
President, Director and Principal Executive Officer




CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur P. Dammarell, Jr., Treasurer and Principal Financial Officer of Nova Oil, Inc. (the "Registrant"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:    November 13, 2003


                          /s/ARTHUR P. DAMMARELL, JR.
                            Arthur P. Dammarell, Jr.
              Treasurer, Director and Principal Financial Officer