Form 10KSB
period 2003-12-31
NOVA OIL INC
filed 2004-03-25
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   FORM 10-KSB

            [X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-KSB [ X ]

The Company's revenues were $13,273 for the most recent fiscal year.

The Company's common stock is currently not trading; accordingly, the aggregate market value at March 19, 2004, of common stock held by non-affiliates of the Company was nil. As of March 19, 2004 there were 5,735,000 shares of the Company's common stock outstanding.

The total number of pages in this annual report are 47, with exhibits and reports on Form 8-K listed on page 34.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................11

ITEM 7.  FINANCIAL STATEMENTS...........................................16-31

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE...............................32

ITEM 8A. CONTROLS AND PROCEDURES...........................................32

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...................32

ITEM 10. EXECUTIVE COMPENSATION............................................33

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS ..................................33

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................34

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................34

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................35

SIGNATURES.................................................................37

INDEX OF EXHIBITS..........................................................38

         CODE OF ETHICS....................................................39

         CERTIFICATIONS....................................................45

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Forward-Looking Statements
--------------------------

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

Introduction
------------

Nova Oil, Inc. (hereinafter is also referred to as the "Company" or "Nova"). The Company was incorporated February 25, 2000 under the laws of the State of Nevada.

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

The Company's authorized capital includes 100,000,000 shares of common stock with $0.001 par value and 5,000,000 shares of preferred stock with $0.0001 par value. As of the close of the Company's latest fiscal year, December 31, 2003, there were 5,460,000 shares of common stock outstanding. There are -0- shares of preferred stock outstanding. The Company does not maintain any kind of website.

Recent Activities
-----------------

The Board of Directors of Nova Oil, Inc. met 14 times and the Audit Committee met 1 time during fiscal year 2003. Significant recent activities or actions taken by the Board of Directors during 2003, included the appointment of DeCoria, Maichel & Teague P.S. in January 2003, as the Company's independent auditor. The Company filed with the U.S. Securities & Exchange Commission (SEC), in March 2003, its Annual Report (Form 10-KSB) and audited financial statements for fiscal years ended 2001 and 2002. The Company filed its unaudited quarterly financial statements in May, August and November of 2003. The Company filed with the SEC amended Form 10-KSB/A2 (annual report for 2001), and amended Form 10-KSB/A1 (annual report for 2002) in April 2003, in response to comments provided by SEC staff. On April 25, 2003, the CUSIP Service Bureau of Standard & Poor's issued a CUSIP number to Nova Oil, Inc. On May 20, 2003, the Company's Board of Directors adopted an Audit Committee Charter and a Stock Incentive Plan, which "Plan" must be approved by the Company's shareholders. The Company filed with the SEC a Form 8-K reporting the adoption of the Charter and Plan in July of 2003. In June of 2003, the Board of Directors approved of actions to be taken by management and corporate counsel for the preparation of a Private Placement Memorandum under Regulation D-506. In September 2003, the Company initiated an exempt, private placement offering of its common stock with the filing of Form D of Regulation D-506. In November of 2003, the Company filed with the SEC Form 8-K reporting the exempt offering. On December 1, 2003, the Board of Directors extended the closing date of the private placement, offering sales of the Company's common stock up to a maximum of 180 days from the effective date of September 10, 2003. During 2003, the Company and its officers, directors, and originators filed SEC Form 5's, reporting stock holdings of 10% beneficial interest shareholders. Nova Oil Inc. filed federal and state of Texas income tax returns for 2002 in March 2003.

On February 23, 2004, the Board of Directors of Nova Oil, Inc., adopted a Code of Ethics for the Company's officers, directors, management, employees and affiliates of the Company.

Operations and Policies
-----------------------

Nova Oil, Inc. pursues its most immediate objective of becoming a reporting company with its common stock tradeable.

The Company's long term goal is the continued acquisition and development of producing oil and gas properties. Current world events may severely limit management's ability to further expand the Company's oil and gas holdings in 2004. The Company's near term focus is the continued operations of its working-interests in its current oil producing properties.

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

The offering was completed in October of 2000; the Company sold 1,400,000 common shares for an aggregate purchase price of $70,000. Shares were sold only to Washington residents and members of the Board of Directors. The offering was terminated and no further offers and sales or any form of selling efforts took place for the remaining 600,000 shares.

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

In June, 2003, the Board of Directors authorized the Company to offer and sell up to 2,000,000 shares of its common stock, in an exempt offering. The Company sold 695,000 common shares for gross proceeds of $69,500. The offering was closed on February 27, 2004.

Customers
---------

During the year ended December 31, 2003, the Company had one customer, Genesis Crude Oil LP. Sales to Genesis Crude Oil LP accounted for 100% of the Company's oil sales in 2003. Management believes that, due to the commodity nature of the Company's product, if it were not able to make sales to its current customer other customers would be available.

The Company recognizes revenue associated with the sale of its crude oil on the date when the purchaser accepts title by taking physical delivery of the oil. The commodity price paid for the Company's crude oil, West Texas/New Mexico Intermediate, is set by Koch's daily average (www.ksandt.com/crude.asp) for the calendar month immediately prior to the month that the purchaser takes delivery.

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

Risk Factors
------------

1. The Company must expand its operations
-----------------------------------------

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

2.   Limited Financial Resources
--------------------------------

The Company has limited financial resources and, may not be able to raise sufficient funds to sustain, continue or expand its business. The Company currently has limited revenues and relies principally on the issuance of common shares, the exercising of stock options by the Company's officers, directors and originators, and obtaining unsecured loans from the Company's officers, directors and originators to raise funds to finance the business of the Company. Current market conditions limit the Company's ability to raise funds. If the Company is not able to raise additional funds in the next 12 months, the Company's ability to continue in business is in doubt. If the Company is unable to raise additional financial resources, investors could lose all or a substantial portion of their investment.

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

4. Management believes that there is substantial doubt about
--------------------------------------------------------------------------------
the Company's ability to continue as a going concern
----------------------------------------------------

The Company's financial statements for the year ended December 31, 2003, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

Management believes that there is substantial doubt about the Company's ability to continue as a going concern due to the Company's total accumulated deficit of $54,984 as of December 31, 2003. Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock, the exercising of stock options by the Company's officers, directors and originators, and obtaining unsecured loans from the Company's officers, directors and originators. If the Company is not successful with its plans, investors could then lose all or a substantial portion of their investment.

5. The Company must replace the reserves it produces
----------------------------------------------------

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

6. There are many risks in drilling oil and gas wells
-----------------------------------------------------

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

7. Oil and gas production equipment is subject to breakdown
-----------------------------------------------------------

Oil and gas production depends on machinery that may breakdown. Breakdowns require halting production while repairs are made. The combination of expense of repair and loss of revenue while repairs are being made can result in investors losing all or a substantial portion of their investment.

8. The Company faces intense competition
----------------------------------------

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

Oil and Gas Interests
---------------------

The following table describes the Company's leasehold interests in developed oil acreage at December 31, 2003, all of which are located in the state of Texas:

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

Working Interests Under Producing Properties
--------------------------------------------

At December 31, 2003, the Company held working interests consisting of a 49.5% working interest or 38.61% net revenue interest in two producing oil wells located on 84.05 gross developed acres in the state of Texas.

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

Oil and Gas Production, Prices and Costs
----------------------------------------

As of December 31, 2003, the Company had a 49.5 percent working interest in two wells that produce oil, only. The Smith-Boswell #1 well and the Steinbach Unit #1 well both pump oil into onsite oil stock tanks. Oil is periodically drained from the tanks by the purchaser and transported by tank truck to a holding facility for processing.

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

The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal years ended December 31, 2003, and 2002.

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

No matters were submitted to a vote of security holders during 2003.

                                     PART II

ITEM 5. MARKET PRICE FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------------
MATTERS
-------

The  Company's   common  stock  does  not  trade  on  any  exchange  or  on  the
Over-the-Counter Electronic Bulletin Board.

The Company's shares of common stock are restricted securities under the Securities Act of 1933. Columbia Stock Transfer Company (located in Coeur d'Alene, Idaho) is the registrar and transfer agent for the common stock.

On March 19, 2004, the shareholders' list for the Company's common shares showed forty-seven registered shareholders and 5,735,000 shares outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

The preferred stock of the Company is not registered and does not trade.


ITEM 6. MANAGEMENT'S DICUSSION AND ANAYLSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

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

During the third quarter of 2003, management determined that Nova Oil, Inc. would need to initiate a private placement offering for its common stock in the fourth quarter of 2003. To this end, the Company entered into an agreement with Public Securities, Inc., to serve as the Company's Placement Agent. The private placement offering began on September 10, 2003 with the filing of Form D of Regulation D-506. The offering was terminated on February 27, 2004, with gross proceeds of $69,500 generated from the sale of the Company's common stock.

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

RESULTS OF OPERATIONS
---------------------

FOR THE YEAR ENDED DECEMBER 31, 2003, COMPARED TO THE YEAR ENDED DECEMBER 31,
2002

The Company reported a net loss of $17,463 for the year ended December 31, 2003, compared to a net loss of $20,668 reported for the year ended December 31, 2002. The decrease in the net loss during 2003 was primarily due to higher crude oil prices from operations and lower general and administrative expenses incurred in connection with the Company's audit of its financial statements and filings with the Securities and Exchange Commission. Oil sales for the year ended December 31, 2003, were $13,273, and were generated from sales of 583 barrels of oil at an average sales price of $22.77 per barrel. During 2002, the Company had sales of $12,318 generated from the sale of 570 barrels of oil at an average sale price of $21.61 per barrel.

Direct oil production expenses during the year ended December 31, 2003, were $14,098 or $24.18 per barrel of oil sold, compared to $10,702 or $18.78 per barrel sold during the year ended December 31, 2002. Direct oil production expenses increased by an average of 28.75% (percent) per barrel of oil produced during 2003, as compared to our production costs during 2002. Significant events in 2003 that affected direct oil production expenses included unanticipated and periodic repairs to well pumps, rods, and down-hole casings in the Smith-Boswell Unit #1 well.

Amortization expenses during the year ended December 31, 2003, were $1,877 or $3.22 per barrel of oil sold, compared to $1,835 or $3.22 per barrel sold during the year ended December 31, 2002.

Combined direct oil production and amortization expenses during the year ended December 31, 2003, were $15,975 or $27.40 per barrel of oil sold, compared to $12,537 or $22.00 per barrel sold during the year ended December 31, 2002.

General and administrative expenses of $14,897 were incurred during 2003, and related principally to general administrative costs, such as telephone, postage, photocopying, and annual licensing and filing fees. General administrative expenditures of a substantial nature included independent auditor's review fees (on a quarterly basis), legal fees related to the preparation and filing of a Regulation D-506 Private Placement Memorandum, EDGARizing and filing of Securities & Exchange Commission Form(s) 10-KSB and 10-KSB/A1 for year ended December 31, 2002, 10-KSB/A2 for year ended December 31, 2001 (1st and 2nd quarters), and quarterly 10-QSB's (1st, 2nd & 3rd quarters). During 2002, the Company's general and administrative expenses consisted of $20,674, and related principally to costs associated with the Company's preparation and filing of SEC required reports, and the review, preparation, and filing of responses to SEC staff comments related to prior filings of Form 10-SB registration statement with the Securities and Exchange Commission.

Interest income for the year ended December 31, 2003, was $136 and was comparable to $225 of interest income for the year ended December 31, 2002. During both periods interest income was generated from interest bearing cash investment accounts. The decrease was due to a corresponding decrease in interest bearing cash assets.

The Board of Directors is very concerned about the frequency of unexpected breakdowns and repairs of Nova Oil Inc.'s two oil wells. From January 1, 2003 through December 31, 2003, our costs for ordinary oil well production expenses were $7,472, and costs for unexpected repairs to our oil wells were $6,626, for a total expenditure of $14,098. Total revenue received from the sale of oil produced during this period was $13,273. This resulted in a gross loss of $825 for the period January 1, 2003 through December 31, 2003. Management gathered information to determine if these repairs are unique occurrences, or if these types of repairs should be expected with wells of this age and production history. Management contacted D-MIL Production, Inc., to get information about our wells and similar wells. This information will be used to make a knowledge-based assessment regarding our continued investment in these wells.

Upon reviewing the data, the Board realizes that these major breakdowns and accompanying extraordinary expenditures occur about every 10 months. As a result, management revised its estimated costs for ordinary oil well production to include major repairs on a regular basis. Nova Oil Inc.'s management will use $15,500 as an estimate of annual production costs for our wells for budgeting purposes and other related forward-looking financial calculations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity
---------

FOR THE YEAR ENDED DECEMBER 31, 2003

Management  anticipates  that revenue  derived from the  Company's  on-going oil production and sales, and the sale of its common stock through a private placement offering of its securities, initiated in the third quarter and undertaken in the fourth quarter of 2003 and the first quarter of 2004, should provide sufficient operating capital for the upcoming twelve months. Commitments of expenditures for fiscal year 2004 include expenses related to the operating of the Company's oil wells and general administrative costs, such as telephone, postage, photocopying, and annual licensing and filing fees, all of which are expected to occur throughout the fiscal year. Management's estimated oil production operating costs have increased from previous years to reflect the frequency of extraordinary expenditures related to major breakdowns. General administrative expenditures of a substantial nature include independent auditor's review fees (on a quarterly basis), legal fees, EDGARizing and filing of Securities & Exchange Commission Form 10-KSB for year ended December 31, 2003, quarterly Form 10-QSB's, and shareholder proxy statement.

Management currently estimates fiscal year 2004 cash inflows from oil sales, interest earned from interest bearing accounts, and sale of common stock to equal $43,422, and cash outflows from operating expenditures to be $84,040, which will result in a projected net cash inflow/outflow operating loss of $40,618 at the end of the fiscal year, as shown in the following table. The cash inflow estimate for fiscal year 2004 does not take into consideration any income that was generated from the sale of the Company's common stock during the fourth quarter of 2003. No expenditures for capital projects have been budgeted for fiscal year 2004.







          (The balance of this page has been intentionally left blank.)

                           Cash Inflows and Outflows & Timing of Work Scheduled
                                            Fiscal Year 2004
                                               (Estimated)

                                                   2004        1stQtr       2ndQtr       3rdQtr       4thQtr

Cash Inflows (estimated)
    Sale of oil                                 $ 15,828     $  3,957     $  3,957     $  3,957     $  3,957
    Proceeds from private placement offering      27,500       27,500            0            0            0
    Interest income                                   94           58           12           12           12
                                                --------     --------     --------     --------     --------
Total :                                         $ 43,422     $ 31,515     $  3,969     $  3,969     $  3,969

Cash Outflows (estimated)
 Capital expenditures (Projects)                       0            0            0            0            0

 Operating expenses
    Oil production expenses                     $ 15,500     $  3,875     $  3,875     $  3,875     $  3,875
    General & administrative expenses (G&A)
        Printing & copying                           900          100          700           50           50
        Postage                                      450           10          370           35           35
        Telephone & fax                              350           30          200           60           60
        Office supplies                              150           25           50           25           50
        Accounting & auditing                     16,200        8,000        5,800        1,200        1,200
        Legal fees                                19,000        3,500        8,000        7,000          500
        Consulting services fees                  10,000            0        5,000            0        5,000
        Underwriter - sales commission             6,950        7,500            0            0            0
        Underwriter - accountable                    695          750            0            0            0
        Underwriter - nonaccountable               1,390        1,500            0            0            0
        Transfer agent fees                        2,000        1,500          200          200          100
        Taxes and licensing fees                     100           50            0            0           50
        Bank fees                                     96           24           24           24           24
        Registered agent - Texas                     149          149            0            0            0
        Registered agent - Nevada                    135          135            0            0            0
        Nevada Secretary of State                    175          175            0            0            0
        SEC filings - EDGAR                        9,500        1,000        5,500        2,000        1,000
        Stock quotation service                      300            0            0          300            0
                                                --------     --------     --------     --------     --------
Total operating expenses (estimated):           $ 84,040     $ 27,608     $ 29,719     $ 14,769     $ 11,944

                                                --------     --------     --------     --------     --------
Net cash inflows (outflows) (estimated):        $(40,618)    $  3,907     $(25,750)    $(10,800)    $ (7,975)

Total assets at December 31, 2003 were $84,127, stockholders' equity was $78,025 and the accumulated deficit was $54,984. During 2003, $55,509 was generated from financing activities. No cash was used or provided by investing.

Total cash used by operating activities for the year ended December 31, 2003 was $10,431 compared to cash used in operating activities of $30,424 during the year ended December 31, 2002.

As of December 31, 2003 the Company had $54,667 in working capital, current assets of $60,769 and current liabilities of $6,102.

During fiscal year 2002, the Board of Directors reviewed the Company's financial condition. It was the consensus of the Board that it would be prudent to raise additional working capital for fiscal year 2003. To accommodate for the longer-term capital needs the Board of Directors granted stock Option Certificates totaling 960,000 options to the six originators of Nova Oil, Inc., with an exercise price of $0.05 per share in anticipation the grantees would exercise the options. In December 2002, the Company filed SEC Form 8-K reporting the granting of the Option Certificates, which became exercisable on May 25, 2003. Two directors and two shareholders exercised options for 640,000 shares of common stock in the second and third quarters of 2003. The $32,000 in proceeds generated from the issuance of these shares enabled the Company to meet its financing obligations for the remainder of 2003.

The private placement offering initiated in the third quarter of 2003 was still active on December 31, 2003. Fourteen individuals had invested $42,000 to purchase 420,000 shares of common stock by December 31, 2003. Proceeds from the private placement sale of common stock in 2003, net of offering costs, are $23,509.

The offering closed on February 27, 2004, having sold 695,000 shares of common stock with gross proceeds of $69,500.

Capital Resources
-----------------

The Company's primary source of capital resources comes from sales of unregistered common stock to private investors, including members of management, who are either existing contacts of the Company's management or who come to the attention of the Company through brokers, financial institutions and other intermediaries. The Company's management is of the view that conventional banking is unavailable to resource companies such as Nova Oil, Inc. In December 2002, the Company was informed by Washington Trust Bank, the Company's banking institution, that Nova Oil, Inc. is not eligible to receive a commercial business loan or line of credit because the Company does not meet generally accepted asset, liquidity and capitalization levels. The Company's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies.

Due to the current financial condition of the Company, management has not identified any additional petroleum interests for acquisition and the Company is not negotiating with any entity for the acquisition of such interests.

The Company has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time, other than Option Certificates granted by the Board of Directors and not yet exercised by two originators of Nova Oil, Inc., and subscription agreements with investors pursuant to a private placement initiated in 2003. Because of the nature of the Company's business, there are no trends in the nature of its capital resources, which could be considered predictable. To date, the Company's capital resources have consisted primarily of the sale of common stock pursuant to private offerings of securities.

The Company has raised sufficient working capital for 2004, through its most recent private placement offering, which closed on February 27, 2004.

Management has not undertaken any reorganization of the Company. A reorganization of the Company may include, but not be limited to, reduction in expenditures, disposal of assets, reducing ownership interest in the oil wells, a reverse stock split, seeking out a larger oil company for merger, and/or developing strategic alliances with other companies.







          (The balance of this page has been intentionally left blank.)

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements and notes thereto as required under Item 310 of Regulation SB are as follows: Audited financial statements for the years ended December 31, 2003 and 2002.

Audited financial statements for the years ended December 31, 2003 and 2002
---------------------------------------------------------------------------
                                                                            Page
Auditor's Report, dated January 30, 2004....................................17

Balance Sheets as of December 31, 2003 and 2002.............................18

Statements  of  Operations  for the  years  ended  December  31,  2003 and 2002................................................................... 19

Statement of Changes in Stockholders' Equity for the years ended December
31, 2003 and 2002...........................................................20

Statements of Cash Flows for the years ended December 31, 2003 and
2002........................................................................21

Notes to Financial Statements............................................22-29

Supplemental Information (Unaudited).....................................30-31








          (The balance of this page has been intentionally left blank.)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
NOVA OIL, INC.


We have audited the accompanying balance sheets of NOVA OIL, INC. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOVA OIL, INC. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/ DECORIA, MAICHEL & TEAGUE P.S.
Spokane, Washington
January 30, 2004

NOVA OIL, INC.
BALANCE SHEETS
December 31, 2003 and 2002

                                                    ASSETS

                                                                        2003                   2002

Current assets:
     Cash                                                        $        56,557        $      11,479
     Accounts receivable                                                   1,496                2,985
     Inventory                                                             2,716                  978
                                                                 ---------------        -------------
        Total current assets                                              60,769               15,442
                                                                 ---------------        -------------

Fixed assets:
     Oil properties (successful efforts method), net                      23,358               25,235
                                                                 ---------------        -------------


        Total assets                                             $        84,127        $      40,677
                                                                 ===============        =============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $         6,102        $         698
                                                                 ---------------        -------------
        Total current liabilities                                          6,102                  698
                                                                 ---------------        -------------

Commitments and contingencies (Note 4)

Stockholders' equity:
        Preferred stock, $0.0001 par value;
          5,000,000 shares authorized; no
            shares issued and outstanding
        Common stock, $0.001 par value; 100,000,000
            shares authorized; 5,460,000 and 4,400,000
            shares issued and outstanding, respectively                    5,460                4,400
        Additional paid-in capital                                       127,549               73,100
        Accumulated deficit                                              (54,984)             (37,521)
                                                                 ---------------        -------------
        Total stockholders' equity                                        78,025               39,979
                                                                 ---------------        -------------

        Total liabilities and stockholders' equity               $        84,127        $      40,677
                                                                 ===============        =============




   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2003 and 2002



                                                                         2003                  2002

Sales of oil                                                     $        13,273        $      12,318

Operating expenses:

     Production expenses                                                  14,098               10,702
     General and administrative expenses                                  14,897               20,674
     Amortization expense                                                  1,877                1,835
                                                                 ---------------        -------------
                                                                          30,872               33,211
                                                                 ---------------        -------------
Other (income):

     Interest income                                                        (136)                (225)
                                                                 ---------------        -------------

Net loss                                                         $        17,463        $      20,668
                                                                 ===============        =============

Net loss per share-basic                                         $           Nil        $         Nil
                                                                 ===============        =============

Weighted average common
shares outstanding-basic                                               4,780,904            4,400,000
                                                                 ===============        =============








   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2003 and 2002

                                                                                                 ADDITIONAL
                                                                  COMMON STOCK       PAID-IN     ACCUMULATED
                                                       SHARES        AMOUNT          CAPITAL       DEFICIT          TOTALS

Balance, December 31, 2001                           4,400,000  $         4,400  $      73,100  $     (16,853)  $     60,647

Net loss                                                                                              (20,668)       (20,668)
                                                  ------------- ---------------- -------------- --------------  -------------

Balance, December 31, 2002                           4,400,000            4,400         73,100        (37,521)        39,979

Issuance of common stock for options
exercised; $0.05 per share                             640,000              640         31,360                        32,000

Issuance of common stock in private
placement, net of offering costs; $0.10 per share      420,000              420         23,089                        23,509

Net loss                                                                                              (17,463)       (17,463)
                                                  ------------- ---------------- -------------- --------------  -------------

Balance, December 31, 2003                           5,460,000  $         5,460  $     127,549  $     (54,984)  $     78,025
                                                  ============= ================ ============== ==============  =============






   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003 and 2002


                                                                         2003                  2002

Cash flows from operating activities:
     Net loss                                                    $       (17,463)       $     (20,668)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
            Amortization                                                   1,877                1,835
            Accrued repair expense                                                             (9,000)

     Change in:
        Accounts receivable                                                1,489               (1,560)
        Inventory                                                         (1,738)                (978)
        Accounts payable                                                   5,404                  (53)
                                                                 ----------------       --------------
            Net cash used by operating activities                        (10,431)             (30,424)
                                                                 ----------------       --------------

Cash flows from financing activities:
     Proceeds from private placement sale of common
        stock, net of offering costs                                      23,509
     Proceeds from exercise of common stock options                       32,000
                                                                 ----------------       --------------
            Net cash provided by financing activities                     55,509
                                                                 ----------------       --------------


Net change in cash                                                        45,078              (30,424)

Cash, beginning of year                                                   11,479               41,903
                                                                 ----------------       --------------

Cash, end of year                                                $        56,557        $      11,479
                                                                 ================       ==============







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

         Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

         Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation
         ---------------------

         Included in the Company's production expenses as presented are all direct expenses of oil production, including severance taxes and royalties, not included in production expenses are depreciation, depletion and amortization expenses and corporate administration expenses.

         Revenue recognition
         -------------------

         Revenues associated with sales of crude oil products are recorded when title passes to the customer. Accounts receivable are composed of amounts due from the operator of the Company's working interests in its oil wells and are due monthly without financing charges or credit terms.

         Cash and cash equivalents
         -------------------------

         For the purpose of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS

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

         Net loss per share
         ------------------

         Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At December 31, 2003 and 2002, the Company had no outstanding stock options, warrants, and other convertible securities, accordingly, only basic EPS is presented.

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

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         Oil and gas properties, continued:
         ----------------------------------

         In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard requires that long-lived assets and associated intangibles be written down to their fair values whenever an impairment review indicates that the carrying value cannot be recovered.

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

         Fair values of financial instruments
         ------------------------------------

         The carrying amounts of financial instruments including cash, accounts receivable and accounts payable, approximated their fair values as of December 31, 2003 and 2002.

         Segment information
         -------------------

         During the years ended December 31, 2003 and 2002, all of the Company's revenues came from sales of oil to one of two individual customers, the Company's only industry segment is oil and gas production.

         Inventories
         -----------

         Inventories of crude oil are recorded at cost of production on a first-in, first-out basis or market price, whichever is lower.

         Stock-Based compensation
         ------------------------

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, requires companies to recognize stock-based compensation expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees," provided that expanded footnote disclosure is presented. The Company has not adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, but provides the pro forma disclosure required when appropriate.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         New accounting pronouncements
         -----------------------------

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 has no impact on the Company's financial statements.

         In June 2002,  the FASB  issued  SFAS No.  146,  "Accounting  for Costs
         Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 has no impact on the Company's financial statements.

         In August 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. SFAS No. 147 has no impact on the Company's financial statements.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 has no impact on the Company's financial statements.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         New accounting pronouncements, continued:
         -----------------------------------------

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has no material effect on the Company's financial statements.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company's financial statements.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         New accounting pronouncements, continued:
         -----------------------------------------

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS No. 150 become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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

         The following table presents the Company's capitalized costs and accumulated amortization at December 31, 2003 and 2002, relating to its oil and gas reserves:

                                                     2003              2002

           Proved reserves purchased         $        29,700    $       29,700
           Accumulated amortization                   (6,342)           (4,465)
                                             ----------------   ---------------
           Net proved reserves               $        23,358    $       25,235
                                             ================   ===============

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS

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

5.       INCOME TAXES

         The Company recorded no income tax provision for the years ended December 31, 2003 and 2002, as during those years only net losses were incurred. At December 31, 2003 and 2002, the Company had deferred tax assets of approximately $18,700 and $12,500, respectively. The deferred tax assets were calculated assuming a 34% marginal income tax benefit rate. The deferred tax assets resulted principally from net income tax operating loss carryforwards of approximately $55,000 and $37,000, at December 31, 2003 and 2002, respectively.

         The deferred tax assets for both years were fully reserved for, as the Company's management is uncertain whether it is "more likely than not" that the assets will be utilized at this stage of the Company's development.

6.       STOCKHOLDERS' EQUITY

         Common stock
         ------------

         The Company has one class of common stock available for issue. The common stock is non-assessable and has a par value of $0.001. At December 31, 2003 and 2002, 100,000,000 shares were authorized for issue and 5,460,000 and 4,400,000 shares, respectively, were issued and outstanding.

         Private placement
         -----------------

         During 2003, the Company offered restricted shares of its common stock for sale in a private placement to certain accredited investors. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, offered up to 2,000,000 shares of the Company's restricted common stock for sale at $0.10 per share. Net proceeds from the offering, after accrued underwriter commissions, legal expenses, and other offering costs, were $23,509, as of December 31, 2003. At December 31, 2003, the offering had not yet closed.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS

6.       STOCKHOLDERS' EQUITY, CONTINUED:

         Exercise of options
         -------------------

         During 2003, the Company issued 640,000 shares of its common stock to two directors and two shareholders for $32,000 or $0.05 per share. The issuance resulted from the exercise of common stock options that were granted to the Company's directors and originators pursuant to a motion adopted November 18, 2002, by the Company's Board of Directors. The options, which became vested January 25, 2003, were issued to provide continued financing to the Company and were exercisable at $0.05 per share and expire on November 25, 2005. No compensation expense was recognized in connection with the options as they were not granted pursuant to any compensatory plan and management has determined their fair value to be immaterial at the date of the grant. At December 31, 2003, 320,000 options were outstanding.

         Warrants
         --------

         At December 31, 2003, the Company was obligated to issue a placement agent 42,000 stock purchase warrants exercisable at $0.14 per share in connection with an offering of shares of the Company's restricted common stock (see Private placement). As additional shares may be sold prior to the offering's closing, the Company will issue additional warrants to the agent at a ratio of one warrant for every ten shares of common stock sold. The warrants expire one year subsequent to the closing date of the offering. No measurable cost has been associated with the warrants, as management has determined that their fair value is nil.

         Stock incentive plan
         --------------------

         On May 20, 2003, the Board of Directors adopted a Stock Incentive Plan (the "Plan") for employees, officers, directors, orginators, and advisors. The number of shares proposed to be allocated would be 600,000. The Plan would be administered by the Company's Compensation Committee. The Plan is pending ratification by shareholder approval as of December 31, 2003.

         Preferred stock
         ---------------

         In addition to Common Stock, the Company is authorized to issue 5,000,000 shares of Preferred Stock with a par value of $0.0001 per share, none of which has been issued at December 31, 2003 and 2002.

7.       RELATED PARTY TRANSACTIONS

         The Company is provided certain administrative services and office spaces by a director for no charge to the Company. The value of these services and office space is immaterial individually and in the aggregate to the Company's financial statements.

NOVA OIL, INC.
SUPPLEMENTAL INFORMATION
For the years ended December 31, 2003 and 2002 (Unaudited)

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

                                                                  BARRELS OF OIL

             Proved reserves, December 31, 2001                        8,413
                                                                      -------
                Oil production for the year ended December 31, 2002     (570)
             Proved reserves, December 31, 2002                        7,843
                                                                      -------
                Oil production for the year ended December 31, 2003     (583)
             Proved reserves, December 31, 2003                        7,260
                                                                      =======

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

NOVA OIL, INC.
SUPPLEMENTAL INFORMATION
For the years ended December 31, 2003 and 2002 (Unaudited)

9.       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS, CONTINUED:

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

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69, at December 31, 2003 and 2002:

                                                                           2003                   2002

                      Future cash inflows                          $       224,825         $      189,650
                      Future production costs                             (201,552)              (133,056)
                      Future income tax (provision) benefit                  2,185                 (9,144)
                                                                   ---------------         --------------
                      Future net cash flows                                 25,458                 47,450
                      Effect of 10% discount factor                         (1,671)               (15,658)
                                                                   ---------------         --------------
                      Standardized measure of discounted
                          future net cash flows                    $        23,787         $       31,792
                                                                   ===============         ==============

         Year-end oil prices used in calculating the standardized measure of discounted future net cash flows at December 31, 2003 and 2002 were $28.23 and $24.18 per barrel, respectively.

         The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2003 and 2002:

                                                                           2003                   2002

              Standardized measure beginning of year               $        31,792         $            0
              Effect of change in oil prices                                12,959                 44,261
              Sales of oil produced, net of production costs
                  and other                                                (20,964)               (12,469)
                                                                   ---------------         --------------
              Standardized measure end of year                     $        23,787         $       31,792
                                                                   ===============         ==============


          (The balance of this page has been intentionally left blank.)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None


ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------
Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's treasurer and president believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

Directors and Executive Officers.
---------------------------------

The names, ages, business experience and positions of our directors and executive officers as of March 19, 2004 are set out below.

Name                            Age          Position                  Term
-----------------------------------------------------------------------------

Arthur P. Dammarell, Jr.        60          Treasurer & Director          Annual
Bruce E. Cox                    53          Secretary & Director          Annual
Paul E. Fredericks              49          President & Director          Annual

Business Experience
-------------------

Paul E. Fredericks. Mr. Fredericks is currently the President, Director and Principal Executive Officer of the Company. He has been President since September, 2002, and was Vice-President prior to that date. Mr. Fredericks is a member of the Company's Audit Committee. From January 1985 to the present, he has owned and operated his own business, Mineral Logic. His Company is involved in compiling data on mines and prospects in Montana and Idaho and doing data compilation and GIS development for mineral exploration and mining companies throughout the western hemisphere. From March 1988 to January 1991, he was Senior Geologist and a computer specialist for Western Gold Exploration and Mining Company, located in Missoula, Montana. Mr. Fredericks attended Humboldt State University where he received a Bachelor Of Science Degree in geology in 1977. He also attended the University of Texas, at Austin where he received a Master's degree in geology in 1980. Mr. Fredericks resides in Missoula, Montana, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Bruce E. Cox. Mr. Cox is the Secretary and a Director of the Company. Mr. Cox is a member of the Audit Committee. From 1973 to the present, he has been a professional geologist and consultant. Mr. Cox is currently employed by Stillwater Mining Company. He also continues to serve as a consultant on mining projects and is involved in two industrial mineral ventures. Mr. Cox attended Western Carolina University where he received a Bachelor of Science Degree in geology in 1971. He also attended the University of Montana, where he received a Master's degree in geology in 1973. Mr. Cox resides in Missoula, Montana, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Arthur P. Dammarell, Jr. Mr. Dammarell is Treasurer, Director and Principal Financial Officer of the Company. He became self-employed as a business development consultant in April 1999, and currently serves in such capacity. From 1980 to 1999 he held various positions in Virginia City Gold Mines, Inc., including director, president and CEO. From 1993 to 1996, Mr. Dammarell was operations manager and co-owner of Direct Realty Service in Spokane, Washington. He has twenty-six years of management experience in the public and private sector. Mr. Dammarell attended Eastern Washington University, where he received his bachelor-of-arts degree in 1977. Mr. Dammarell resides in Colbert, Washington, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

Involvement in Certain Legal Proceedings
----------------------------------------

None of the Officers and Directors of the Company has been involved in any bankruptcy, insolvency or receivership proceedings as an individual or a member of any partnership or corporation; none has been convicted in a criminal proceeding.

Audit Committee
---------------

On May 20, 2003, the Board of Directors adopted a charter for the Company's Audit Committee. Members of the Audit Committee include Paul E. Fredericks, Bruce E. Cox and Terrence J. Dunne. The Company is unable to secure the services of an independent financial expert due to budgetary constraints.

Compensation Committee
----------------------

On May 20, 2003, the Company's Board of Directors adopted a Stock Incentive Plan. The "Plan" must be approved by the Company's shareholders. Members of the Compensation Committee include Paul E. Fredericks, Bruce E. Cox and Arthur P. Dammarell, Jr.

Code of Ethics
--------------

On February 23, 2004, the Board of Directors adopted a Code of Ethics for Nova Oil, Inc. A copy of the Code of Ethics can be obtained from the Company's Principal Financial Officer.


ITEM 10.   EXECUTIVE COMPENSATION
---------------------------------

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for serving in such capacity.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following table sets forth as of March 19, 2004, the names of, and number of shares beneficially owned, by persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each of the Company's directors and executive officers; and the number of shares beneficially owned by all of the Company's directors and executive officers as a group. At such date, there were 5,735,000 outstanding shares.

                                   Amount and nature of Beneficial      Percent
            Name of Owner                    Ownership[2]              of Class

         Carol A.  Dunne                        660,000                  11.51%
         Charles A. Cleveland [4]               660,000                  11.20%
         Arthur P. Dammarell, Jr. [1]           700,000                  12.21%
         Bruce E. Cox [1] & [4}                 660,000                  11.20%
         Paul E. Fredericks[1]                  700,000                  12.21%
         Daniel W. Schneider [3] and Deborah H.
           Schneider 2000 Revocable Trust       700,000                  12.21%

         Total ownership of Officers
         and Directors as a group             2,060,000                  34.94%

[1] A Director and Executive Officer of the Company. [2] All of these shares are restricted pursuant to Rule 144. [3] Former Director and Executive Officer of the Company up until September 2002. [4] Includes 160,000 options that have not been exercised as of March 19, 2004. Section 16(a) Beneficial Ownership Reporting Compliance.

During 2003, the Company and its officers, directors, and originators filed SEC Form 5's, reporting stock holdings of 10% beneficial interest shareholders.


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

14       Code of Ethics
         --------------

21       *Subsidiaries of the Company
         ----------------------------

23       *Consent of Accountants
         -----------------------

31       Certifications - Rule 302
         -------------------------

         31.1     Certification of Principal Executive Officer pursuant to
                  Rule 302 (reference a., below for amended 10-KSB)
         31.2     Certification of Principal Financial Officer pursuant to
                  Rule 302 (reference a., below for amended 10-KSB)

                a. Incorporated by reference to the company's current report, Form 10-KSB/A2 for fiscal year ended December 31, 2001, filed on April 8, 2003; and, Form 10-KSB/A1 for fiscal year ended December 31, 2002, filed on April 8, 2003.

32       Certifications - Rule 906
            -------------------------

         32.1 Certification of Principal Executive Officer pursuant to Rule 906 of Sarbanes-Oxley Act of 2002 (reference a., below For amended Form 10-KSB)
         32.2 Certification of Principal Financial Officer pursuant to Rule 906 of Sarbanes-Oxley Act of 2002 (reference a., below for amended Form 10-KSB)

                a. Incorporated by reference to the company's current report, Form 10-KSB/A2 for fiscal year ended December 31, 2001, filed on April 8, 2003; and, Form 10-KSB/A1 for fiscal year ended December 31, 2002, filed on April 8, 2003.

99       Exhibits
         --------
         99.1        *Certificate of Authority(date 3/12/01)State of Texas
         99.2        *Railroad Commission Of Texas (Form P-4)
                a.   *Form P-4 Notification (date: 01/11/99) Smith-Boswell #1
                b.   *Form P-4 Notification (date: 11/20/00) Steinbach Unit #1

               Reports on Form 8-K
               -------------------

                  Item 5 "Other events and regulation FD disclosure" dated November 24, 2003, reporting that during the fourth quarter of 2003, a private placement offering of the Company's common stock was initiated by the Company.

* Incorporated herein by reference from Company's Form 10SB Registration Statement, as filed April 10, 2001 and as amended.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The Company's Audit Committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel and Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2003 were pre-approved by the Audit Committee.

Audit Fees
----------

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly report on Form 10-QSB for 2003 and 2002 were $10,835 and $12,197, respectively, net of expenses.

Audit-Related Fees
------------------

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees", above.

Tax Fees
--------

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2003 and 2002 were $426 and $385, respectively.

All Other Fees
--------------

There were no fees billed by DeCoria, Maichel & Teague P.S. during 2003 and 2002 for any other products and services provided by DeCoria, Maichel & Teague P.S.







          (The balance of the page has been intentionally left blank.)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              By:/s/ PAUL E. FREDERICKS
                                                 ----------------------
                                                     Paul E. Fredericks
                                                     President, Director and
                                                     Principal Executive Officer
                                                     Date:    March 19, 2004

                                              By:/s/ ARTHUR P. DAMMARELL, JR.
                                                 ----------------------------
                                                     Arthur P. Dammarell, Jr.
                                                     Treasurer, Director and
                                                     Principal Financial Officer
                                                     Date:    March 19, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ PAUL E. FREDERICKS
   ----------------------
       Paul E. Fredericks
       President, Director and Principal Executive Officer
       Date:      March 19, 2004

By:/s/ ARTHUR P. DAMMARELL, JR.
   ----------------------------
       Arthur P. Dammarell, Jr.
       Treasurer, Director and Principal Financial Officer
       Date:      March 19, 2004

By:/s/ BRUCE E. COX
   ----------------
       Bruce E. Cox
       Secretary and Director
       Date:      March 19, 2004







          (The balance of this page has been intentionally left blank.)

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT 14        Code of Ethics

EXHIBIT 31 Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

31.1     Certification of Paul E. Fredericks
31.2     Certification of Arthur P. Dammarell, Jr.

EXHIBIT 32 Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1     Certification of Paul E. Fredericks
32.2     Certification of Arthur P. Dammarell, Jr.