Form 10QSB
period 2004-03-31
NOVA OIL INC
filed 2004-05-13
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission file number 000-32531

                                 NOVA OIL, INC.
        (Exact name of small business issuer as specified in its charter)

--------------------------------------- ----------------------------------------
           NEVADA                                       91-2028450
--------------------------------------- ----------------------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                   Identification Number)
--------------------------------------- ----------------------------------------


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

Yes [X]  No [ ]

At April 30, 2004, 5,735,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I.

                                                                            PAGE
                                                                            ----

ITEM 1.     Balance Sheets as of March 31, 2004
            and December 31, 2003                                             3

            Statements of Operations for the Three
            Month Periods Ended March 31, 2004 and 2003                       4

            Statements of Cash Flows for the Three
            Month Periods Ended March 31, 2004 and 2003                       5

            Notes to Financial Statements                                     6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             7

ITEM 3.     Controls and Procedures                                           9

                                    PART II.

ITEM 1.     Legal Proceedings                                                10

ITEM 2.     Changes in Securities                                            10

ITEM 3.     Defaults Upon Senior Securities                                  10

ITEM 4.     Submission of Matters to a Vote of Security Holders              10

ITEM 5.     Other Information                                                10

ITEM 6.     Exhibits and Reports on Form 8-K                                 10

                   Signatures                                                11

                   Certifications                                            12

                                             BALANCE SHEETS AS OF MARCH 31, 2004
NOVA OIL, INC.                               AND DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                     PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                     ASSETS

                                                                   (UNAUDITED)
                                                                    MARCH 31,          DECEMBER 31,
                                                                       2004                2003
                                                                  ---------------     ----------------
CURRENT ASSETS
  Cash                                                           $        76,825     $         56,557
  Accounts receivable                                                      2,046                1,496
  Inventory                                                                2,348                2,716
                                                                  ---------------     ----------------
    Total current assets                                                  81,219               60,769
                                                                  ---------------     ----------------

FIXED ASSETS
  Oil properties (successful efforts method), net                         22,923               23,358
                                                                  ---------------     ----------------
    Total assets                                                 $       104,142     $         84,127
                                                                  ===============     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $        14,804     $          6,102
                                                                  ---------------     ----------------
    Total liabilities                                                     14,804                6,102
                                                                  ---------------     ----------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.0001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding
  Common stock; $0.001 par value; 100,000,000
    shares authorized; 5,735,000 and
    5,460,000shares issued and outstanding                                 5,735                5,460
  Additional paid-in capital                                             151,611              127,549
  Accumulated deficit                                                    (68,008)             (54,984)
                                                                  ---------------     ----------------
    Total stockholders' equity                                            89,338               78,025
                                                                  ---------------     ----------------

    Total liabilities and stockholders' equity                   $       104,142     $         84,127
                                                                  ===============     ================


   The accompanying notes are an integral part of these financial statements.

                                                STATEMENTS OF OPERATIONS FOR THE
NOVA OIL, INC.                                  THREE MONTH PERIODS ENDED
(UNAUDITED)                                     MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------


                                              MARCH 31,            MARCH 31,
                                                 2004                2003
                                            ---------------     ----------------

SALES OF OIL                               $         4,049     $          3,810
                                            ---------------     ----------------

OPERATING EXPENSES
  Production expenses                                6,154                1,161
  General and administrative expenses               10,611                8,252
  Amortization expense                                 435                  511
                                            ---------------     ----------------
    Total operating expenses                        17,200                9,924
                                            ---------------     ----------------

OTHER (INCOME)
  Interest income                                     (127)                 (12)
                                            ---------------     ----------------

NET LOSS                                   $        13,024     $          6,102
                                            ===============     ================

NET LOSS PER COMMON SHARE                  $           Nil     $            Nil
                                            ===============     ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUSTANDING - BASIC                        5,624,670            4,400,000
                                            ===============     ================
























   The accompanying notes are an integral part of these financial statements.

                                                STATEMENTS OF CASH FLOWS FOR THE
NOVA OIL, INC.                                  THREE MONTH PERIODS ENDED
(UNAUDITED)                                     MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                            MARCH 31,        MARCH 31,
                                                               2004             2003
                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $       (13,024) $        (6,102)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
  Amortization                                                       435              511
  Change in:
    Accounts receivable                                             (550)            (825)
    Inventory                                                        368             (528)
    Accounts payable                                               8,702            2,415
                                                          ---------------  ---------------
      Net cash flows used by operating activities                 (4,069)          (4,529)
                                                          ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from private placement sale of common
    stock, net of offering sorts                                  24,337
                                                          ---------------
      Net cash provided by financing activities                   24,337
                                                          ---------------

NET INCREASE (DECREASE) IN CASH                                   20,268           (4,529)
                                                          ---------------  ---------------

CASH AT BEGINNING OF PERIOD                                       56,557           11,479
                                                          ---------------  ---------------

CASH AT END OF PERIOD                                    $        76,825  $         6,950
                                                          ===============  ===============


















   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION:

The financial statements of Nova Oil, Inc. ("the Company") included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Nova Oil, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2003 included in Nova Oil, Inc.'s annual report on Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2004.

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

RESULTS OF OPERATIONS

For the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003

For the three months ended March 31, 2004, the Company experienced a net loss of $13,024 compared to a net loss of $6,102 during the comparable period of the previous year. The increase in the net loss from 2003 to 2004 was due to extensive repair and maintenance expenses incurred during the first quarter of 2004, and increased general and administrative expenses during the first quarter of 2004 as compared to the same period of 2003.

During the three-month period ended March 31, 2004, the Company generated $4,049 from the sale of 140 barrels of oil that sold at an average sales price of approximately $29 per barrel. During the three-month period ended March 31, 2003, the Company generated $3,810 from the sale of 132 barrels of oil that sold at an average sales price of approximately $29 per barrel.

Direct oil production expenses during the three-month period ended March 31, 2004, were $6,154 or approximately $44 per barrel of oil sold, compared to $1,161 or approximately $9 per barrel of oil sold for the three-month period ended March 31, 2003. The increase in per barrel production costs during the first quarter of 2004, as compared to the first quarter of 2003, was primarily due to extensive repair expenses incurred for the repair of the Smith-Boswell Unit #1 well, during the first quarter of 2004.

Amortization expenses during the three-month period ended March 31, 2004, were $435 or $3 per barrel of oil sold, as compared to $511 or $4 per barrel of oil sold during the three-month period ended March 31, 2003.

Combined direct oil production and amortization expenses during the three-month period ended March 31, 2004, were $6,589 or $47 per barrel of oil sold, compared to $1,672 or $13 per barrel of oil sold during the three-month period ended March 31, 2003.

General and administrative expenses increased from $8,252 during the first quarter of 2003, to $10,611 during the comparable quarter of 2004.

Interest income increased from $12 during the first quarter of 2003, to $127 during the first quarter of 2004. The increase was due to a corresponding increase in interest bearing cash assets.

FINANCIAL CONDITION AND LIQUIDITY

During the three-month period ended March 31, 2004, the Company used $4,069 of cash in operating activities. Management plans to fund future short-term operating needs through profits from its oil producing properties, existing cash reserves, possibly loans from shareholders, and, if necessary, sales of the Company's common stock. There currently is no market for the Company's common stock, however, and there are no assurances that management will be successful in its plans.

For the three months ended March 31, 2004, the Company realized a net gain of $20,268 in cash compared to a net loss of $4,529 during the comparable period in the previous year. The gain in cash during the first quarter of 2004 is the result of $27,500 generated from the sale of 275,000 shares of common stock in the Company's private placement offering during January and February, 2004.

The Company has incurred operating losses of $68,008, since its inception (February 25, 2000), which raises substantial doubt about its ability to continue as a going concern.

The Company had initiated a private placement offering in September, 2003. Nova Oil terminated the offering on February 27, 2004. The offering generated $27,500 from the sale of the Company's common stock during the first quarter of 2004. Gross proceeds of the offering during 2003-2004 were $69,500. Proceeds of the offering are being used for working capital.

Management has not undertaken any reorganization of the Company. A reorganization of the Company may include, but not be limited to, reduction in expenditures, disposal of assets, reducing ownership interest in the oil wells, a reverse stock split, seeking out a larger oil company for merger, and/or developing strategic alliances with other companies.

Management anticipates that revenue derived from the Company's on-going oil production and sales, and proceeds from the sale of its common stock through a private placement offering of its securities, should provide sufficient operating capital for the upcoming nine months.

Management estimates fiscal year 2004 cash inflows from oil sales, interest earned from interest bearing accounts, and sale of common stock to equal $43,489, and cash outflows from operating expenditures to be $77,128, which will result in a projected net cash inflow/outflow operating loss of $33,639 at the end of the fiscal year, as shown in the following table. The cash inflow estimate for fiscal year 2004 does not take into consideration any income that was generated from the sale of the Company's common stock during the fourth quarter of 2003. No expenditures for capital projects have been budgeted for fiscal year 2004.








          [The balance of this page has been intentionally left blank.]

              Cash Inflows and Outflows & Timing of Work Scheduled
                                Fiscal Year 2004
                                   (Estimated)

                                                  2004          1st Qtr        2nd Qtr        3rd Qtr        4th Qtr
                                                               (Actual)
Cash Inflows (estimated)
  Sale of oil                                    $  16,377     $  4,4049      $   4,110     $   4,109      $   4,109
  Proceeds from private placement offering          27,500        27,500              0             0              0
  Interest income                                      163           127             12            12             12
                                                  --------      --------       --------      --------       --------
Total                                            $  44,040     $  31,676      $   4,122     $   4,121      $   4,121

Cash Outflows (estimated)
Capital expenditures (Projects)                          0             0              0             0              0

Operating expenses
  Oil production expenses                        $  15,500     $   2,056      $   4,482     $   4,481      $   4,481
  General & administrative expenses (G&A)
    Printing & copying                                 900             4            700            98             98
    Postage                                            450            25            370            28             27
    Telephone & fax                                    350            51            200            50             49
    Office supplies                                    150            26             50            37             37
    Accounting & auditing                           16,200         8,052          5,800         1,174          1,174
    Legal fees                                      12,500             0         12,500             0              0
    Consulting services fees                        10,000             0          5,000             0          5,000
    Underwriter - sales commission                   6,950             0          6,950             0              0
    Underwriter - accountable                          283             0            283             0              0
    Underwriter - nonaccountable                     1,390             0          1,390             0              0
    Transfer agent fees                              2,000            25          1,675           200            100
    Taxes and licensing fees                           100             0             50             0             50
    Bank fees                                           96            24             24            24             24
    Registered agent - Texas                           149           149              0             0              0
    Registered agent - Nevada                          135           135              0             0              0
    Nevada Secretary of State                          175           175              0             0              0
    SEC filings - EDGAR                              9,500           136          5,500         2,000          1,864
    Stock quotation service                            300             0              0           300              0
                                                  --------      --------       --------      --------       --------
Total operating expenses (estimated):            $  77,128     $  10,858      $  44,974     $   8,392      $  12,904
                                                  --------      --------       --------      --------       --------
Net cash inflows (outflows) (estimated):         $(33,088)     $  20,818      $(40,852)     $ (4,271)      $ (8,783)

ITEM 3.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II.


ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

         31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

         (b)  Reports on Form 8-K

         Item 5. "Other events and regulation FD disclosure" dated March 10, 2004, reporting that during the fourth quarter of 2003, a private placement offering with a maximum of 2,000,000 Shares of Common Stock offered, was initiated by the Company. The Board of Directors' closed the private placement offering, effective at the end of business on February 27, 2004. The amount raised was $69,500.





          [The balance of this page has been intentionally left blank.]

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



                                 Nova Oil, Inc.
                                 --------------
                                  (Registrant)


By:  /s/  PAUL E. FREDERICKS                                 May 11, 2004
--------------------------------------------        ----------------------------
Paul E. Fredericks                                  Date
President and Principal Executive Officer


By:  /s/  ARTHUR P. DAMMARELL, JR.                           May 11, 2004
------------------------------------                ----------------------------
Arthur P. Dammarell, Jr.                            Date
Treasurer and Principal Financial Officer