Form 10-Q
period 2004-06-30
NOVA OIL INC
filed 2004-08-06
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Yes [X]  No [  ]

At July 28, 2004, 5,735,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I.

                                                                            PAGE


ITEM 1.     Balance Sheets as of June 30, 2004 (unaudited)
            and December 31, 2003                                              3

            Statements of Operations for the Three and Six
            Month Periods Ended June 30, 2004 and 2003 (unaudited)             4

            Statements of Cash Flows for the Six
            Month Periods Ended June 30, 2004 and 2003 (unaudited)             5

            Notes to Financial Statements                                      6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7

ITEM 3.     Controls and Procedures                                            9

                                    PART II.

ITEM 1.     Legal Proceedings                                                 10

ITEM 2.     Changes in Securities                                             10

ITEM 3.     Defaults Upon Senior Securities                                   10

ITEM 4.     Submission of Matters to a Vote of Security Holders               10

ITEM 5.     Other Information                                                 10

ITEM 6.     Exhibits and Reports on Form 8-K                                  10

            Signatures                                                        11

            Certifications                                                    12

                                              BALANCE SHEETS AS OF JUNE 30, 2004
NOVA OIL, INC.                                AND DECEMBER 31, 2003
--------------------------------------------------------------------------------
                                     PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                     ASSETS

                                                                    (UNAUDITED)
                                                                      JUNE 30,             DECEMBER 31,
                                                                        2004                   2003
                                                                  -----------------      ------------------
CURRENT ASSETS
  Cash                                                           $          55,918      $           56,557
  Accounts receivable                                                        2,046                   1,496
  Inventory                                                                  2,205                   2,716
                                                                  -----------------      ------------------
    Total current assets                                                    60,169                  60,769
                                                                  -----------------      ------------------

FIXED ASSETS
  Oil properties (successful efforts method), net                           22,533                  23,358
                                                                  -----------------      ------------------
    Total assets                                                 $          82,702      $           84,127
                                                                  =================      ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $           2,377      $            6,102
                                                                  -----------------      ------------------
    Total liabilities                                                        2,377                   6,102
                                                                  -----------------      ------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.0001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding
  Common  stock;  $0.001 par value;  100,000,000  shares  authorized;  5,735,000 shares  outstanding  as of  June  30,  2004;  5,460,000  shares  issued  and outstanding as of December 31, 2003
                                                                              5,735                   5,460
  Additional paid-in capital                                                144,376                 127,549
  Accumulated deficit                                                      (69,786)                (54,984)
                                                                 -------------------     -------------------
    Total stockholders' equity                                               80,325                  78,025
                                                                 -------------------     -------------------

    Total liabilities and stockholders' equity                  $            82,702     $            84,127
                                                                 ===================     ===================

   The accompanying notes are an integral part of these financial statements.

                                               STATEMENTS OF OPERATIONS FOR THE
NOVA OIL, INC.                                 THREE AND SIX MONTH PERIODS ENDED
(UNAUDITED)                                    JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                    JUNE 30, 2004                                JUNE 30, 2003
                                          -----------------------------------       ---------------------------------
                                                  THREE              SIX                 THREE               SIX
                                                 MONTHS             MONTHS               MONTHS            MONTHS

SALES OF OIL                               $          4,139  $           8,188    $           4,479  $          8,289
                                              --------------    ---------------      ---------------    --------------

OPERATING EXPENSES:
  Production expenses                                 2,327              8,481                3,656             4,817
  General and administrative
    expenses                                          3,315             13,926                2,994            11,247
  Amortization expense                                  390                825                  461               972
                                              --------------    ---------------      ---------------    --------------
    Total operating expenses                          6,032             23,232                7,111            17,036
                                              --------------    ---------------      ---------------    --------------

OTHER (INCOME):
  Interest income                                     (115)              (242)                  (7)              (19)
                                              --------------    ---------------      ---------------    --------------
    Total other (income)                              (115)              (242)                  (7)              (19)
                                              --------------    ---------------      ---------------    --------------

NET LOSS                                   $          1,778  $          14,802    $           2,625  $          8,728
                                              ==============    ===============      ===============    ==============

NET LOSS PER SHARE                         $            Nil  $             Nil    $             Nil  $            Nil
                                              ==============    ===============      ===============    ==============

WEIGHTED AVERAGE NUMBER
OF SHARES OUSTANDING -
BASIC                                             5,735,000          5,679,835            4,496,000         4,415,912
                                              ==============    ===============      ===============    ==============
















   The accompanying notes are an integral part of these financial statements.

                                                STATEMENTS OF CASH FLOWS FOR THE
NOVA OIL, INC.                                  SIX MONTH PERIODS ENDED
(UNAUDITED)                                     JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                          JUNE 30,            JUNE 30,
                                                                            2004                2003
                                                                       ---------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $      (14,802)     $        (8,728)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
  Amortization                                                                    825                  972
  Change in:
    Accounts receivable                                                         (550)                (108)
    Inventory                                                                     511                  240

    Accounts payable                                                          (3,725)                  672
                                                                       ---------------     ----------------
      Net cash flows used by operating activities                            (17,741)              (6,952)
                                                                       ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the exercise of common stock options                                                24,000
  Proceeds from private placement
    Sale of common stock, net of offering costs                                17,102
                                                                       ---------------     ----------------
      Net cash provided by financing activities                                17,102               24,000
                                                                       ---------------     ----------------

NET INCREASE (DECREASE) IN CASH                                                 (639)               17,048

CASH AT BEGINNING OF PERIOD                                                    56,557               11,479
                                                                       ---------------     ----------------

CASH AT END OF PERIOD                                                 $        55,918     $         28,527
                                                                       ===============     ================
















   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

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

On June 30, 2004, Nova Oil filed Form SB2 with the Securities & Exchange Commission (SEC) to register for resale the 695,000 shares of common stock that were purchased during our most recent private placement that closed on February 27, 2004.

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003

For the three months ended June 30, 2004, the Company experienced a net loss of $1,778 compared to a net loss of $2,625 during the comparable period of the previous year. The decrease in the net loss from 2003 to 2004 resulted from fewer repair and maintenance expenses incurred during the second quarter of 2004 as compared to the same period of 2003.

During the three-month period ended June 30, 2004, the Company generated $4,139 from the sale of 123 barrels of oil that sold at an average sales price of approximately $34 per barrel. During the three-month period ended June 30, 2003, the Company generated $4,479 from the sale of 184 barrels of oil that sold at an average sales price of approximately $24 per barrel.

Direct oil production expenses during the three-month period ended June 30, 2004, were $2,327 or approximately $19 per barrel of oil sold, compared to $3,656 or approximately $20 per barrel of oil sold for the three-month period ended June 30, 2003. The decrease in per barrel production costs during the second quarter of 2004, as compared to the second quarter of 2003, was primarily due to fewer repair expenses incurred during the second quarter of 2004.

Amortization expenses during the three-month period ended June 30, 2004, were $390 or $3 per barrel of oil sold, as compared to $461 or $3 per barrel of oil sold during the three-month period ended June 30, 2003.

General and administrative expenses increased from $2,994 during the second quarter of 2003, to $3,315 during the comparable quarter of 2004. The increase in general and administrative expenses during the second quarter of 2004 was due to additional fees and expenditures associated with the private placement that closed on February 27, 2004.

Interest income increased from $7 during the second quarter of 2003, to $115 during the first quarter of 2004. The increase was due to a corresponding increase in interest bearing cash assets.

For the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003

For the six months ended June 30, 2004, the Company experienced a net loss of $14,802 compared to a net loss of $8,728 during the comparable period of the previous year. The increase in the net loss from 2003 to 2004 was primarily due to extensive repair expenses incurred for the repair of the Smith-Boswell Unit #1 well during the first quarter of 2004, and additional expenses related to the recent private placement that closed on February 27, 2004.

FINANCIAL CONDITION AND LIQUIDITY

During the six-month period ended June 30, 2004, the Company used $17,741 of cash in operating activities. The Company has incurred operating losses of $69,786, since its inception (February 25, 2000), which raises substantial doubt about its ability to continue as a going concern.

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

Management anticipates that revenue derived from the Company's on-going oil production and sales, and proceeds from the sale of its common stock through a private placement offering of its securities, should provide sufficient operating capital for the next twelve months.

Management estimates fiscal year 2004 cash inflows from oil sales, interest earned from interest bearing accounts, and sale of common stock to equal $44,279, and cash outflows from operating expenditures to be $77,653, which will result in a projected net cash inflow/outflow operating loss of $33,374 at the end of the fiscal year, as shown in the following table. The cash inflow estimate for fiscal year 2004 does not take into consideration any income that was generated from the sale of the Company's common stock during the fourth quarter of 2003. No expenditures for capital projects have been budgeted for fiscal year 2004.


          [The balance of this page has been intentionally left blank.]

              Cash Inflows and Outflows & Timing of Work Scheduled
                                Fiscal Year 2004
                                   (Estimated)

                                                     2004          1st Qtr         2nd Qtr        3rd Qtr        4th Qtr
                                                                  (Actual)         (Actual)
Cash Inflows (estimated)
  Sale of oil                                        $16,377         $4,049          $4,139         $4,095         $4,094
  Proceeds from private placement offering            27,500         27,500               0              0              0
  Interest income                                        402            127             115            110             60
                                                    --------       --------        --------       --------       --------
Total                                                $44,279        $31,676          $4,254         $4,195         $4,154

Cash Outflows (estimated)
Capital expenditures (Projects)                            0              0               0              0              0

Operating expenses
  Oil production expenses                            $15,500         $2,056          $2,185         $5,630         $5,629
  General & administrative expenses (G&A)
    Printing & copying                                   900              4             423            237            236
    Postage                                              793             25             568            100            100
    Telephone & fax                                      350             51              78            111            110
    Office supplies                                      317             26             191             50             50
    Accounting & auditing                             16,200          8,052           2,435          2,857          2,856
    Legal fees                                        12,500              0           6,500          4,000          2,000
    Consulting services fees                          10,000              0               0              0         10,000
    Underwriter - sales commission                     6,950              0           6,950              0              0
    Underwriter - accountable                            283              0             283              0              0
    Underwriter - nonaccountable                       1,390              0           1,390              0              0
    Transfer agent fees                                2,000             25             500            738            737
    Taxes and licensing fees                             100              0               0              0            100
    Bank fees                                            111             24              39             24             24
    Registered agent - Texas                             149            149               0              0              0
    Registered agent - Nevada                            135            135               0              0              0
    Nevada Secretary of State                            175            175               0              0              0
    SEC filings - EDGAR                                9,500            136             696          4,334          4,334
    Stock quotation service                              300              0               0            300              0
                                                    --------       --------        --------       --------       --------
Total operating expenses (estimated):                $77,653        $10,858         $22,238        $18,381       $ 26,176
                                                    --------       --------        --------       --------       --------
Net cash inflows (outflows) (estimated):           $(33,374)        $20,818       $(17,984)      $(14,186)      $(22,022)

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

         NONE




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



                                 Nova Oil, Inc.
                                  (Registrant)


By: /s/ PAUL E. FREDERICKS                                August 5, 2004
--------------------------------------------       -----------------------------
Paul E. Fredericks                                 Date
President and Principal Executive Officer


By: /s/ ARTHUR P. DAMMARELL, JR.                          August 5, 2004
------------------------------------               -----------------------------
Arthur P. Dammarell, Jr.                           Date
Treasurer and Principal Financial Officer