Form 10QSB
period 2004-09-30
NOVA OIL INC
filed 2004-11-12
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

YES [X]  NO [ ]

AT NOVEMBER 5, 2004, 5,735,000 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                TABLE OF CONTENTS


                                     PART I.

                                                                            PAGE
                                                                            ----

ITEM 1.     BALANCE SHEETS AS OF SEPTEMBER, 2004
            AND DECEMBER 31, 2003                                             3

            STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
            MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003                   4

            STATEMENTS OF CASH FLOWS FOR THE NINE
            MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003                   5

            NOTES TO FINANCIAL STATEMENTS                                     6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                             7

ITEM 3.     CONTROLS AND PROCEDURES                                           9

                                    PART II.

ITEM 1.     LEGAL PROCEEDINGS                                                10

ITEM 2.     CHANGES IN SECURITIES                                            10

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                  10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10

ITEM 5.     OTHER INFORMATION                                                10

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 10

            SIGNATURES                                                       11

            CERTIFICATIONS                                                   12

                                         BALANCE SHEETS AS OF SEPTEMBER 30, 2004
NOVA OIL, INC.                                             AND DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                     PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                     ASSETS

                                                                       UNAUDITED
                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         2004                  2003
                                                                   -----------------     ------------------
CURRENT ASSETS
  CASH                                                           $           45,306     $           56,557
  ACCOUNTS RECEIVABLE                                                         1,146                  1,496
  INVENTORY                                                                   5,429                  2,716
                                                                   -----------------     ------------------
    TOTAL CURRENT ASSETS                                                     51,881                 60,769
                                                                   -----------------     ------------------

FIXED ASSETS
  OIL PROPERTIES (SUCCESSFUL EFFORTS METHOD), NET                            22,135                 23,358
  ASSET RETIREMENT OBLIGATION                                                 6,296                      -
                                                                   -----------------     ------------------
                                                                             28,431                 23,358
                                                                   -----------------     ------------------
    TOTAL ASSETS                                                 $           80,312     $           84,127
                                                                   =================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                               $            3,789     $            6,102
                                                                   -----------------     ------------------
    TOTAL CURRENT LIABILITIES                                                 3,789                  6,102
                                                                   -----------------     ------------------

ASSET RETIREMENT OBLIGATION, NET                                              6,501                      -
                                                                   -----------------     ------------------
    TOTAL OTHER LIABILITIES                                                   6,501                      -
                                                                   -----------------     ------------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  PREFERRED STOCK; $0.0001 PAR VALUE; 5,000,000
    SHARES AUTHORIZED; NO SHARES ISSUED AND
    OUTSTANDING
  COMMON STOCK; $0.001 PAR VALUE; 100,000,000 SHARES
    AUTHORIZED; 5,735,000 SHARES OUTSTANDING AS OF
    SEPTEMBER 30, 2004; 5,460,000 SHARES ISSUED AND
    OUTSTANDING AS OF DECEMBER 31, 2003
                                                                               5,735                 5,460
  ADDITIONAL PAID-IN CAPITAL                                                 144,376               127,549
  ACCUMULATED DEFICIT                                                       (80,089)              (54,984)
                                                                  -------------------    ------------------
    TOTAL STOCKHOLDERS' EQUITY                                                70,022                78,025
                                                                  -------------------    ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $            80,312    $           84,127
                                                                  ===================    ==================

   The accompanying notes are an integral part of these financial statements.

                                              STATEMENTS OF OPERATIONS FOR THE
NOVA OIL, INC.                                THREE AND NINE MONTH PERIODS ENDED
(UNAUDITED)                                   SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                          SEPTEMBER 30, 2004                 SEPTEMBER 30, 2003
                                        THREE            NINE              THREE            NINE
                                       MONTHS           MONTHS             MONTHS          MONTHS

SALES OF OIL                       $        3,236  $        11,424    $         1,960  $       10,249
                                    --------------  ---------------    ---------------  --------------

OPERATING EXPENSES:
  PRODUCTION EXPENSES                       2,247           10,728              6,419          11,236
  GENERAL AND ADMINISTRATIVE
    EXPENSES                               10,770           24,696              2,323          13,569
  AMORTIZATION                                483            1,308                418           1,390
                                    --------------  ---------------    ---------------  --------------
    TOTAL OPERATING EXPENSES               13,500           36,732              9,160          26,195
                                    --------------  ---------------    ---------------  --------------

OTHER (INCOME) EXPENSE:
  INTEREST INCOME                            (82)            (324)               (40)            (59)
  ACCRETION                                   120              120                  -               -
                                    --------------  ---------------    ---------------  --------------
    TOTAL OTHER (INCOME)                       38            (204)               (40)            (59)
                                    --------------  ---------------    ---------------  --------------

NET LOSS                           $       10,302  $        25,104    $         7,160  $       15,887
                                    ==============  ===============    ===============  ==============

NET LOSS PER SHARE                 $          NIL  $           NIL    $           NIL  $          NIL
                                    ==============  ===============    ===============  ==============

WEIGHTED AVERAGE NUMBER
OF SHARES OUSTANDING -
BASIC                                   5,735,000        5,698,358          5,017,391       4,618,608
                                    ==============  ===============    ===============  ==============
















   The accompanying notes are an integral part of these financial statements.

                                                STATEMENTS OF CASH FLOWS FOR THE
NOVA OIL, INC.                                  NINE MONTH PERIODS ENDED
(UNAUDITED)                                     SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                 2004               2003
                                                            ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                                 $      (25,104)    $       (15,887)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
    BY OPERATING ACTIVITIES:
  AMORTIZATION AND ACCRETION                                         1,428               1,390
  CHANGE IN:
    ACCOUNTS RECEIVABLE                                                350               1,111
    INVENTORY                                                      (2,714)               (702)
    DEFERRED OFFERING COSTS                                              -             (6,310)
    ACCOUNTS PAYABLE                                               (2,313)               (630)
                                                            ---------------    ----------------
      NET CASH FLOWS USED BY OPERATING ACTIVITIES                 (28,353)            (21,028)
                                                            ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM PRIVATE PLACEMENT
    SALE OF COMMON STOCK, NET OF OFFERING COSTS                     17,102                   -
  PROCEEDS FROM THE EXERCISE OF COMMON STOCK OPTIONS                     -              32,000
                                                            ---------------    ----------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                     17,102              32,000
                                                            ---------------    ----------------

NET INCREASE  (DECREASE) IN CASH                                  (11,251)              10,972

CASH AT BEGINNING OF PERIOD                                         56,557              11,479
                                                            ---------------    ----------------

CASH AT END OF PERIOD                                      $        45,306    $         22,451
                                                            ===============    ================
















   The accompanying notes are an integral part of these financial statements.

Nova Oil, Inc.
Notes to Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.       Basis of Presentation:

The financial statements of Nova Oil, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Nova Oil, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2003, included in Nova Oil, Inc.'s annual report on Form 10-KSB/A1.

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

4.       Asset Retirement Obligation

In the third quarter of 2004, the Company recorded an asset retirement obligation of $6,381 related to costs associated with closing its oil wells at retirement in twelve years. Under SFAS No. 143, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs, a liability for the present value of our estimated closure costs is recorded and a related asset with it. The liability will be accreted and the assets will be amortized over their lives. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

5.       Revenue Recognition:

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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

For the three months ended September 30, 2004, the Company experienced a net loss of $10,302 compared to a net loss of $7,160 during the comparable period of the previous year. The increase in the net loss from 2003 to 2004 resulted from increased general and administrative expenses incurred during the third quarter of 2004 as compared to the same period of 2003.

During the three-month period ended September 30, 2004, the Company generated $3,236 from the sale of 92 barrels of oil that sold at an average sales price of approximately $35 per barrel. During the three-month period ended September 30, 2003, the Company generated $1,960 from the sale of 66 barrels of oil that sold at an average sales price of approximately $30 per barrel.

Direct oil production expenses during the three-month period ended September 30, 2004 were $2,247, compared to $6,419 for the three-month period ended September 30, 2003. This decrease was primarily due to fewer repair expenses incurred during the third quarter of 2004.

Amortization and accretion expenses during the three-month period ended September 30, 2004, were $603 or $7 per barrel of oil sold, as compared to $418 or $6 per barrel of oil sold during the three-month period ended September 30, 2003.

General and administrative expenses increased from $2,323 during the third quarter of 2003, to $10,770 during the comparable quarter of 2004. The increase in general and administrative expenses during the third quarter of 2004 was due to additional fees and expenditures associated with legal and EDGARizing services for the preparation and filing of a Form SB2 registration statement.

Interest income increased from $40 during the third quarter of 2003, to $82 during the first quarter of 2004. The increase was due to a corresponding increase in interest bearing cash assets.

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

For the nine months ended September 30, 2004, the Company experienced a net loss of $25,104 compared to a net loss of $15,887 during the comparable period of the previous year. The increase in the net loss from 2003 to 2004 was primarily due to increased general and administrative expenses during the second and third quarters of 2004.

FINANCIAL CONDITION AND LIQUIDITY

During the nine-month period ended September 30, 2004, the Company used $28,353 of cash in operating activities. The Company has incurred operating losses of $80,089, since its inception (February 25, 2000), which raises substantial doubt about its ability to continue as a going concern.

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

Management estimates fiscal year 2004 cash inflows from oil sales, interest earned from interest bearing accounts, and sale of common stock to equal $44,279, and cash outflows from operating expenditures to be $79,753, which will result in a projected net cash inflow/outflow operating loss of $35,474 at the end of the fiscal year, as shown in the following table. The cash inflow estimate for fiscal year 2004 does not take into consideration any income that was generated from the sale of the Company's common stock during the fourth quarter of 2003. No expenditures for capital projects have been budgeted for fiscal year 2004.







          [The balance of this page has been intentionally left blank.]

              Cash Inflows and Outflows & Timing of Work Scheduled
                                Fiscal Year 2004
                                   (Estimated)

                                                       2004          1st Qtr         2nd Qtr        3rd Qtr        4th Qtr
                                                                     (Actual)        (Actual)       (Actual)
Cash Inflows (estimated)
  Sale of oil                                          $16,377         $4,049          $4,139         $4,136         $4,053
  Proceeds from private placement offering              27,500         27,500               0              0              0
  Interest income                                          402            127             115             82             78
                                                      --------       --------        --------       --------       --------
Total                                                  $44,279        $31,676          $4,254         $4,218         $4,131

Cash Outflows (estimated)
Capital expenditures (Projects)                              0              0               0              0              0

Operating expenses
  Oil production expenses                              $15,500         $2,056          $2,185         $2,587         $8,672
  General & administrative expenses (G&A)
    Printing & copying                                     900              4             423              0            473
    Postage                                                793             25             568              1            199
    Telephone & fax                                        350             51              78              0            221
    Office supplies                                        317             26             191              0            100
    Accounting & auditing                               16,200          8,052           2,435          2,233          3,480
    Legal fees                                          12,500              0           4,500          8,000              0
    Legal counsel trust account                          2,000              0           2,000              0              0
    Consulting services fees                            10,000              0               0              0         10,000
    Underwriter - sales commission                       6,950              0           6,950              0              0
    Underwriter - accountable                              283              0             283              0              0
    Underwriter - nonaccountable                         1,390              0           1,390              0              0
    Transfer agent fees                                  2,000             25             500              5          1,470
    Taxes and licensing fees                               100              0               0              0            100
    Bank fees                                              111             24              39             24             24
    CUSIP                                                  100              0             100              0              0
    Registered agent - Texas                               149            149               0              0              0
    Registered agent - Nevada                              135            135               0              0              0
    Nevada Secretary of State                              175            175               0              0              0
    SEC filings - EDGAR                                  9,500            136             696          1,976          6,692
    Stock quotation service                                300              0               0              0            300
                                                      --------       --------        --------       --------       --------
Total operating expenses (estimated):                  $79,753        $10,858         $22,338        $14,826       $ 31,731
                                                      --------       --------        --------       --------       --------
Net cash inflows (outflows) (estimated):             $(35,474)        $20,818       $(18,084)      $(10,608)      $(27,600)

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

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

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



                                 Nova Oil, Inc.
                                  (Registrant)


By:   /s/ PAUL E. FREDERICKS                         November 11, 2004
------------------------------------                 ---------------------------
Paul E. Fredericks                                   Date
President and Principal Executive Officer


By:   /s/ ARTHUR P. DAMMARELL, JR.                   November 11, 2004
------------------------------------                 ---------------------------
Arthur P. Dammarell, Jr.                             Date
Treasurer and Principal Financial Officer