Form 10KSB
period 2004-12-31
NOVA OIL INC
filed 2005-03-30
CIK 1137469

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC 20549

                                       FORM 10-KSB
             (Mark One)

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 2004

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                  For the transition period ___________to___________

                        Commission File Number: 000-32531

                                 NOVA OIL, INC.
                                 -------------
               (Name of small business issuer in its charter)

             NEVADA                                            91-2028450
            --------                                           ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

            17922 N. Hatch Rd., Colbert, Washington           99005-9377
             ----------------------------------------         ----------
            (Address of principal executive offices)          (Zip Code)

           Issuer's telephone number, including area code: (509) 466-0576

           Securities registered under Section 12 (b) of the Act: None

          Securities registered under Section 12 (g) of the Exchange Act:
                         Common Stock, Par Value $0.001
                                (Title of Class)

Check mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [ ]
-----      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Issuer's revenues for the most recent fiscal year were $17,570.

The Issuer's common stock is currently not trading. Accordingly, the aggregate market value at March 19, 2004, of common stock held by non-affiliates of the Issuer was nil. As of March 25, 2005, there were 5,865,000 shares of the Issuer's common stock outstanding.

                                TABLE OF CONTENTS

                                     PART I
                                                                          Page

ITEM 1.  DESCRIPTION OF BUSINESS........................................... 1

ITEM 2.  DESCRIPTION OF PROPERTIES......................................... 9

ITEM 3.  LEGAL PROCEEDINGS.................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................11

ITEM 7.  FINANCIAL STATEMENTS...........................................16-30

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE...............................31

ITEM 8A. CONTROLS AND PROCEDURES...........................................31

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...................31

ITEM 10. EXECUTIVE COMPENSATION............................................32

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS ..................................33

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................33

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................33

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................35

SIGNATURES.................................................................36

INDEX OF EXHIBITS

         CERTIFICATIONS....................................................38

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

The Company's authorized capital includes 100,000,000 shares of common stock with $0.001 par value and 5,000,000 shares of preferred stock with $0.0001 par value. As of the close of the Company's latest fiscal year, December 31, 2004, there were 5,755,000 shares of common stock outstanding. There are -0- shares of preferred stock outstanding. The Company does not maintain any kind of website.

Recent Activities
-----------------

The Board of Directors of Nova Oil, Inc. met 6 times and the Audit Committee met 3 times during fiscal year 2004. Significant recent activities or actions taken by the Board of Directors during 2004, included the appointment of DeCoria, Maichel & Teague P.S. in January 2004, as the Company's independent auditor. The Company filed with the U.S. Securities & Exchange Commission (SEC), in March 2004, its Annual Report (Form 10-KSB) and audited financial statements for fiscal years ended 2002 and 2003. The Company filed its unaudited quarterly financial statements in May, August and November of 2004. Nova Oil Inc. filed federal and state of Texas income tax returns for 2003 in February 2004.

On February 23, 2004, the Board of Directors of Nova Oil, Inc., adopted a Code of Ethics for the Company's officers, directors, management, employees and affiliates of the Company.

On February 27, 2004, the Board of Directors closed a private placement offering of the Company's common stock. The amount raised was $69,500.

In June 2004, the Company filed Form SB-2 registration statement with the SEC and received a "no review" declaration from the SEC in August 2004. The Company filed a request for acceleration of effectiveness of its registration statement, which was then declared "effective" by the SEC as of 1:45 p.m. on August 15, 2004. The Company filed a 424(b)(3) prospectus on November 29, 2004. The SEC has since requested that audited financial statements for fiscal year ending December 31, 2004 be included in the registration statement.

In August 2004, Public Securities, Inc., a securities dealer-broker located in Spokane, Washington, filed, on behalf of Nova Oil, Inc., a Form 211 application for a stock trading symbol with the National Association of Securities Dealers
(NASD). The NASD has issued several rounds of comments regarding the Form 211 application and Public Securities is in the process of responding to the latest round of comments as of March 25, 2005.

Operations and Policies
-----------------------

Nova Oil, Inc. is pursuing its most immediate objective of becoming a reporting company with its common stock tradeable.

The Company's long term goal is the continued acquisition and development of producing oil and gas properties. Current world events may severely limit management's ability to further expand the Company's oil and gas holdings in 2005. The Company's near term focus is the continued operations of its working-interests in its current oil producing properties.

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

During the third quarter of 2004, Nova Oil, Inc. engaged a Certified Public Accountant on a contract basis to assist in the preparation of the Company's financial statements and other accounting matters.

As of March 25, 2004, the Company has 47 shareholders.

Customers
---------

During the year ended December 31, 2004, the Company had one customer, TEPCO Crude Oil LP. Sales to TEPCO Crude Oil LP accounted for 100% of the Company's oil sales in 2004. Management believes that, due to the commodity nature of the

Company's product, if it were not able to make sales to its current customer other customers would be available.

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

4. Management believes that there is substantial doubt about the Company's
--------------------------------------------------------------------------------
ability to continue as a going concern
--------------------------------------

The Company's financial statements for the year ended December 31, 2004, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

Management believes that there is substantial doubt about the Company's ability to continue as a going concern due to the Company's total accumulated deficit of $92,315 as of December 31, 2004. Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock, the exercising of stock options by the Company's officers, directors and originators, and obtaining unsecured loans from the Company's officers, directors and originators. If the Company is not successful with its plans, investors could then lose all or a substantial portion of their investment.

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

12. Governmental regulation, environmental risks and taxes could adversely
--------------------------------------------------------------------------------
affect the Company's oil and gas operations in the state of Texas
-----------------------------------------------------------------

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

14. Indemnities may be Unenforceable or Uncollectable
-----------------------------------------------------

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

16. Our Stock will be considered a "Penny Stock"
------------------------------------------------

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

18.  Defeasance of Title
------------------------

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

19. Limited Operating History
-----------------------------

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

Oil and Gas Interests
---------------------

The following table describes the Company's leasehold interests in developed oil acreage at December 31, 2004, all of which are located in the state of Texas:

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

Working Interests Under Producing Properties
--------------------------------------------

At December 31, 2004, the Company held working interests consisting of a 49.5% working interest or 38.61% net revenue interest in two producing oil wells located on 84.05 gross developed acres in the state of Texas.

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

Oil and Gas Production, Prices and Costs
----------------------------------------

As of December 31, 2004, the Company had a 49.5 percent working interest in two wells that produce oil, only. The Smith-Boswell #1 well and the Steinbach Unit #1 well both pump oil into onsite oil stock tanks. Oil is periodically drained from the tanks by the purchaser and transported by tank truck to a holding facility for processing.

D-MIL Production, Inc. is responsible for the day-to-day management and operation of the Smith-Boswell #1 and the Steinbach Unit #1. D-MIL Production, Inc. is an independent crude oil and natural gas producer/operator with its offices located in Argyle, Texas.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to oil and gas reserves, see Notes 10 and 11 to the financial statements included in Item 7,
Part II of this report. The reserve estimates for the reporting year were prepared by D-MIL Production, Inc. Estimates, provided by D-MIL Production, are based on historic production data utilizing percent decline in the production curves through time. D-MIL Production has found through experience that percent decline analysis using historical data is a reliable method for estimating reserves of such stripper wells in mature oil fields. Management believes, based upon D-MIL Production's experience, that the percent decline analysis using historical data is a reliable method.

The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal years ended December 31, 2004, and 2003.

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.


ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
--------------------------------------------------------

No matters were submitted to a vote of security holders during 2004.


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

On March 25, 2005, the shareholders' list for the Company's common shares showed forty-seven registered shareholders and 5,865,000 shares outstanding.

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

During the third quarter of 2003, management determined that Nova Oil, Inc. would need to initiate a private placement offering for its common stock in the fourth quarter of 2003. To this end, the Company entered into an agreement with Public Securities, Inc., to serve as the Company's Placement Agent. The private placement offering began on September 10, 2003 with the filing of Form D of Regulation D-506. The offering was terminated on February 27, 2004, with gross proceeds of $69,500 generated from the sale of the Company's common stock, $27,500 of which was raised in 2004.

The Company did not grant any registration rights in this offering.

The Company has used some of the net proceeds of this offering for working capital. The amounts and timing of additional expenditures will vary significantly depending upon a number of factors, including, but not limited to, the amount of cash the Company generates from its on-going operations. The Company may find it necessary or advisable to use portions of the balance of the net proceeds for other purposes, and the Company will have broad discretion in applying the balance of the net proceeds.

RESULTS OF OPERATIONS
---------------------

FOR THE YEAR ENDED DECEMBER 31, 2004, COMPARED TO THE YEAR ENDED DECEMBER 31,
2003

The Company reported a net loss of $37,331 for the year ended December 31, 2004, compared to a net loss of $17,463 reported for the year ended December 31, 2003. The increase in the net loss during 2004 was primarily due to higher general and administrative expenses incurred in connection with the Company's audit and review of its financial statements and filings with the Securities and Exchange Commission; legal fees related to the preparation and filing of an SB-2 registration statement; and, fees related to the private placement of the Company's securities.

Oil sales for the year ended December 31, 2004, were $17,570, and were generated from sales of 500 barrels of oil at an average sales price of $35.14 per barrel. During 2003, the Company had sales of $13,273 generated from the sales of 583 barrels of oil at an average sale price of $22.77 per barrel.

Direct oil production expenses during the year ended December 31, 2004, were $19,826 or $39.65 per barrel of oil sold, compared to $14,098 or $24.18 per barrel sold during the year ended December 31, 2003. Direct oil production expenses increased by an average of 63.98% (percent) per barrel of oil produced during 2004, as compared to our production costs during 2003. Significant events in 2004 that affected direct oil production expenses included unanticipated and periodic repairs to well pumps, rods, and down-hole casings in the Steinbach Unit #1 well.

Amortization and accretion expenses during the year ended December 31, 2004, were $2,097 or $4.19 per barrel of oil sold, compared to $1,877 or $3.22 per barrel sold during the year ended December 31, 2003.

Combined direct oil production, amortization and accretion expenses during the year ended December 31, 2004, were $21,923 or $43.85 per barrel of oil sold, compared to $15,975 or $27.40 per barrel during the year ended December 31, 2003.

General and administrative expenses of $33,353 were incurred during 2004, and related principally to costs such as telephone, postage, photocopying, and annual licensing and filing fees. Expenditures of a substantial nature included independent Certified Public Accountant's auditing and review fees (on a quarterly basis), non-independent Certified Public Accountant fees on a contract basis (3rd & 4th quarters), legal fees related to the preparation and filing of a Form SB-2 registration statement, EDGARizing and filing of Securities & Exchange Commission Form(s) 10-KSB for year ended December 31, 2003, (1st quarter), and quarterly 10-QSB's (1st, 2nd & 3rd quarters). During 2003, our general and administrative expenses consisted of $14,897, and related principally to costs associated with our preparation and filing of required reports with the Securities and Exchange Commission, and legal fees related to the preparation and filing of a Regulation D-506 Private Placement Memorandum.

Interest income for the year ended December 31, 2004, was $375 and was comparable to $136 of interest income for the year ended December 31, 2003. During both periods interest income was generated from interest bearing cash investment accounts. The increase was due to a corresponding increase in interest bearing cash assets.

The Board of Directors has reviewed the frequency of unexpected breakdowns and repairs of Nova Oil Inc.'s two oil wells. From December 7, 2000 through October 31, 2004, our costs for ordinary oil well production expenses were $34,380, and costs for unexpected repairs to our oil wells were $31,342, for a total expenditure of $65,722. Total revenue received from the sale of oil produced during this period was $58,350. This resulted in a net operating loss of $7,372 for the period December 7, 2000 through October 31, 2004. Management will continue to monitor the repairs to our wells to make a knowledge-based assessment regarding our continued investment in these wells.

Nova Oil Inc.'s management will use $15,500 as an estimate of annual production costs for our wells for budgeting purposes and other related forward-looking financial calculations. This figure accounts for major repairs on a regular basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity
---------

FOR THE YEAR ENDED DECEMBER 31, 2004

Management anticipates that revenue derived from the Company's on-going oil production and sales, cash-on-hand at year end December 31, 2004, and proceeds from the exercise of options granted during 2002, should provide sufficient operating capital for the upcoming twelve months. Commitments of expenditures for fiscal year 2005 include expenses related to the operating of the Company's oil wells and general administrative costs, such as telephone, postage, photocopying, and annual licensing and filing fees, all of which are expected to occur throughout the fiscal year. Management's estimated oil production operating costs have increased from previous years to reflect the frequency of extraordinary expenditures related to major breakdowns. General administrative expenditures of a substantial nature include independent auditor's review fees (on a quarterly basis), legal fees, EDGARizing and filing of Securities & Exchange Commission Form 10-KSB for year ended December 31, 2004, quarterly Form 10-QSB's, and shareholder proxy statement.

Management currently estimates fiscal year 2005 cash inflows from oil sales, interest earned from interest bearing accounts, and sale of common stock to equal $39,150, and cash outflows from operating expenditures to be $47,355, which will result in a projected net cash inflow/outflow operating loss of $8,205 at the end of the fiscal year, as shown in the following table. Our cash inflow/outflow estimate for fiscal year 2005 does not take into consideration our cash on-hand, current assets, and current liabilities at year ended December 31, 2004. No expenditures for capital projects were budgeted for fiscal year 2005.




                [The remainder of this page has been intentionally left blank.]

                     Cash Inflows and Outflows & Timing of Work Scheduled
                                       Fiscal Year 2005
                                   (Estimated)

                                                            2005          1st Qtr        2nd Qtr         3rd Qtr        4th Qtr

Cash Inflows (estimated)
  Sale of oil                                                 $24,000         $6,000          $6,000         $6,000         $6,000
  Exercise of stock options                                    15,000              0           8,000          7,000              0
  Interest income                                                 150             20              40             50             40
                                                             --------       --------        --------       --------       --------
Total                                                         $39,150         $6,020        $ 14,040       $ 13,050         $6,040

Cash Outflows (estimated)
Capital expenditures (Projects)                                     0              0               0              0              0

Operating expenses (estimated)
  Oil production expenses                                     $15,500         $3,875          $3,875         $3,875         $3,875
  General & administrative expenses (G&A)
    Printing & copying                                            400            100             100            100            100
    Postage                                                       300             75              75             75             75
    Telephone & fax                                               200             50              50             50             50
    Office supplies                                               400            100             100            100            100
    Accounting & auditing                                      22,500          8,000           7,600          3,450          3,450
    Legal fees                                                  1,000            500               0            500              0
    Transfer agent fees                                           500              0             300            200              0
    Bank fees                                                      96             24              24             24             24
    Registered agent - Texas                                      149            149               0              0              0
    Registered agent - Nevada                                     135            135               0              0              0
    CUSIP                                                         100              0             100              0              0
    Nevada Secretary of State                                     175            175               0              0              0
    SEC filings - EDGAR                                         5,500          1,300           2,200          1,000          1,000
    Stock quotation service                                       300              0             300              0              0
    Miscellaneous                                                 100              0               0              0            100
                                                             --------       --------        --------       --------       --------
Total operating expenses (estimated):                         $47,355        $14,483         $14,724         $9,374        $ 8,774
                                                             --------       --------        --------       --------       --------
Net cash inflows (outflows) (estimated):                    $ (8,205)      $ (8,463)         $ (684)         $3,676      $ (2,734)


Total assets at December 31, 2004 were $71,664, stockholders' equity was $58,896 and the accumulated deficit was $92,315. During 2004, $18,202 was generated from financing activities. No cash was used or provided by investing.

Total cash used by operating activities for the year ended December 31, 2004 was $39,168 compared to cash used in operating activities of $10,431 during the year ended December 31, 2003. The increased expenditure for operating activities is primarily related to non-independent Certified Public Accountant fees on a contract basis (3rd & 4th quarters), increased independent Certified Public Accountant auditing and review fees, legal fees related to the preparation of a Form SB-2 registration statement, and fees paid to the Company's Placement Agent for overseeing the Company's Regulation D-506 private placement offering that began on September 10, 2003 and was terminated on February 27, 2004.

The private placement offering initiated in the third quarter of 2003 was still active in the first quarter of 2004. Sixteen individuals invested $27,500 to purchase 275,000 shares of common stock between January 1, 2004 and February 27, 2004. Proceeds from the private placement sale of common stock in 2003, net of offering costs, are $17,202.

The offering closed on February 27, 2004, having sold 695,000 shares of common stock with gross proceeds of $69,500.

A director of the Company exercised options for 20,000 shares of common stock in the fourth quarter of 2004, generating $1,000 in proceeds from the issuance of common stock at $0.05 per share. Option Certificates totaling 300,000 options have yet to be exercised. The options expire on November 25, 2005.

As of December 31, 2004 the Company had $37,635 in working capital, current assets of $43,782 and current liabilities of $6,147.

Capital Resources
-----------------

The Company's primary source of capital resources comes from sales of unregistered common stock to its officers, directors, and originators and private investors who are either existing contacts of the Company's management or who come to the attention of the Company through brokers, financial institutions and other intermediaries. The Company's management is of the view that conventional banking is unavailable to resource companies such as Nova Oil, Inc. In December 2002, the Company was informed by Washington Trust Bank, the Company's banking institution, that Nova Oil, Inc. is not eligible to receive a commercial business loan or line of credit because the Company does not meet generally accepted asset, liquidity and capitalization levels. The Company's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies.

Due to the current financial condition of the Company, management has not identified any additional petroleum interests for acquisition and the Company is not negotiating with any entity for the acquisition of such interests.

The Board of Directors has determined that because of the Company's working capital deficiency, significant operating losses and lack of liquidity, there is doubt about the Company's ability to continue as a going concern unless additional working capital is obtained.

The Company has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time, other than Option Certificates granted by the Board of Directors and not yet fully exercised by two originators of Nova Oil, Inc. Because of the nature of the Company's business, there are no trends in the nature of its capital resources, which could be considered predictable. To date, the Company's capital resources have consisted primarily of the sale of common shares pursuant to private placements and the exercise of stock options by its officers, directors and originatiors.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements and notes thereto as required under Item 310 of Regulation SB are as follows: Audited financial statements for the years ended December 31, 2004 and 2003.

Audited financial statements for the years ended December 31, 2004 and 2003
---------------------------------------------------------------------------
                                                                            Page
Auditor's Report, dated March 16, 2005......................................17

Balance Sheets as of December 31, 2004 and 2003.............................18

Statements of Operations for the years ended December 31, 2004 and 2003................................................................... 19

Statement of Changes in Stockholders' Equity for the years ended December
31, 2004 and 2003...........................................................20

Statements of Cash Flows for the years ended December 31, 2004 and
2003........................................................................21

Notes to Financial Statements............................................22-28

Supplemental Information (Unaudited).....................................29-30








                 (The balance of this page has been intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NOVA OIL, INC.


We have audited the accompanying balance sheets of NOVA OIL, INC., ("the Company") as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOVA OIL, INC. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/ DECORIA, MAICHEL & TEAGUE P.S.
Spokane, Washington
March 16, 2005

NOVA OIL, INC.
Balance Sheets
December 31, 2004 and 2003

                                                     ASSETS

                                                                        2004                   2003
Current assets:
     Cash                                                        $        35,591        $      56,557
     Accounts receivable                                                   2,896                1,496
     Inventory                                                             5,295                2,716
                                                                 ---------------        -------------
        Total current assets                                              43,782               60,769
                                                                 ---------------        -------------

Fixed assets:
     Oil properties (successful efforts method), net                      21,683               23,358
     Asset retirement obligation, net                                      6,199                    -
                                                                 ---------------        -------------
                                                                          27,882               23,358
                                                                 ---------------        -------------

        Total assets                                             $        71,664        $      84,127
                                                                 ===============        =============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $         6,147        $       6,102
                                                                 ---------------        -------------
        Total current liabilities                                          6,147                6,102
                                                                 ---------------        -------------

Asset retirement obligation, net                                           6,621                    -
                                                                 ---------------        -------------
        Total liabilities                                                 12,768                6,102
                                                                 ---------------        -------------

Commitments and contingencies (Note 5)

Stockholders' equity:
     Preferred stock, $0.0001 par value;
       5,000,000 shares authorized; no shares
       issued or outstanding
     Common stock, $0.001 par value; 100,000,000
        shares authorized; 5,755,000 and 5,460,000
        shares issued and outstanding, respectively                        5,755                5,460
     Additional paid-in capital                                          145,456              127,549
     Accumulated deficit                                                 (92,315)             (54,984)
                                                                 ---------------        -------------
        Total stockholders' equity                                        58,896               78,025
                                                                 ---------------        -------------

        Total liabilities and stockholders' equity               $        71,664        $      84,127
                                                                 ===============        =============

The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
Statements of Operations
For the years ended December 31, 2004 and 2003




                                                   2004                  2003

Sales of oil                               $        17,570        $      13,273
                                           ---------------        -------------

Operating expenses:
     Production expenses                            19,826               14,098
     General and administrative expenses            33,353               14,897
     Accretion expense                                 240                    -
     Amortization expense                            1,857                1,877
                                           ---------------        -------------
                                                    55,276               30,872
                                           ---------------        -------------
Other income:
     Interest income                                   375                  136
                                           ---------------        -------------

Net loss                                   $        37,331        $      17,463
                                           ===============        =============

Net loss per share-basic                   $         0.01         $         Nil
                                           ==============         =============

Weighted average common
shares outstanding-basic                         5,709,098            4,780,904
                                           ===============        =============






The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
Statements of Changes in Stockholders' Equity
For the years ended December 31, 2004 and 2003

                                                                      Additional
                                            Common Stock        Paid-in    Accumulated
                                         Shares      Amount     Capital      Deficit       Totals
                                       ----------  ---------    --------     --------     --------
Balances, December 31, 2002            4,400,000   $   4,400   $  73,100   $  (37,521)   $  39,979

Issuance of common stock for options
  exercised; $0.05 per share             640,000         640      31,360
               32,000

Issuance of common stock in private
  placement, net of offering costs;
  $0.10 per share                        420,000         420      23,089                    23,509

Net loss                                                                      (17,463)     (17,463)
                                       ----------  ---------    --------     --------     --------

Balances, December 31, 2003            5,460,000       5,460     127,549      (54,984)      78,025

Issuance of common stock in private
  placement, net of offering costs,
  $0.10 per share                        275,000         275      16,927                    17,202

Issuance of common stock for options
  exercised, $0.05 per share              20,000          20         980                     1,000

Net loss                                                                      (37,331)     (37,331)
                                       ----------  ---------    --------     --------     --------

Balances, December 31, 2004            5,755,000   $   5,755   $ 145,456   $  (92,315)   $  58,896
                                       =========   =========   =========   ==========    =========






The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
Statements of Cash Flows
For the years ended December 31, 2004 and 2003




                                                                         2004                  2003
Cash flows from operating activities:
     Net loss                                                    $       (37,331)       $     (17,463)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
        Amortization and accretion                                         2,097                1,877
     Change in:
        Accounts receivable                                               (1,400)               1,489
        Inventory                                                         (2,579)              (1,738)
        Accounts payable                                                      45                5,404
                                                                 ---------------        -------------
            Net cash used by operating activities                        (39,168)             (10,431)
                                                                 ---------------        -------------

Cash flows from financing activities:
     Proceeds from private placement sale of common
        stock, net of offering costs                                      17,202               23,509
     Proceeds from exercise of common stock options                        1,000               32,000
                                                                 ---------------        -------------
            Net cash provided by financing activities                     18,202               55,509
                                                                 ---------------        -------------


Net change in cash                                                       (20,966)              45,078

Cash, beginning of year                                                   56,557               11,479
                                                                 ---------------        -------------

Cash, end of year                                                $        35,591        $      56,557
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

2.       Summary of Significant Accounting Policies

         Basis of presentation
         ---------------------

         Included in the Company's production expenses as presented are all direct expenses of oil production, including repairs, severance taxes and royalties. Not included in production expenses are accretion and amortization expenses, and corporate administration expenses.

         Revenue recognition
         -------------------

         The Company recognizes revenue associated with the sale of its crude oil when the purchaser accepts title by taking physical delivery of the oil. The commodity price paid for the Company's crude oil, West Texas/New Mexico Intermediate, is set by Koch's daily average for the calendar month immediately prior to the month that the purchaser takes delivery.

         Cash and cash equivalents
         -------------------------

         For the purpose of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be cash equivalents.

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

         Income taxes
         ------------

         The Company uses the liability method of accounting for income taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

         Net loss per share
         ------------------

         Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each year. Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At December 31, 2004 and 2003, there were 369,500 and 320,000, respectively, shares available for issuance upon exercise of options and warrants. The effect of potential issuances of shares under these options and warrants would be anti-dilutive, and therefore only basic loss per share is presented.

         Oil and gas properties
         ----------------------

         The Company's oil and gas properties consist of working interests in producing oil wells having proved reserves. Unless otherwise indicated, quantitative information contained herein regarding the Company's oil and gas properties and the production there from relates to these working interests. All of the Company's oil and gas properties are in the United States.

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

         Fair values of financial instruments
         ------------------------------------

         The carrying amounts of financial instruments, including cash, accounts receivable, and accounts payable, approximated their fair values as of December 31, 2004 and 2003.

         Segment information
         -------------------

         During the years ended December 31, 2004 and 2003, all of the Company's revenue came from sales of oil to one customer. The Company's only industry segment is oil and gas production.

         Accounts Receivable
         -------------------
         Accounts receivable consist solely of amounts due from the operator of the Company's oil wells. The company records an allowance for doubtful accounts if it is specifically identified that its receivable will not be collected. At December 31, 2004 and 2003 the Company had recorded no allowance for doubtful accounts as it believes its accounts receivable to be fully collectible.

         Inventories
         -----------

         Inventories consist of crude oil in storage and are recorded at cost of production on a first-in, first-out basis or market price, whichever is lower.

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

NOVA OIL, INC.
Notes to Financial Statements

2. Summary of Significant Accounting Policies, Continued:

         New accounting pronouncements
         -----------------------------

         On December 16, 2004, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards, or Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

         In December 2004, the FASB issued Statement of Financial Accounting Standards 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company's adoption of SFAS 153 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

3.       Oil and Gas Properties
         ----------------------

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

         The following table presents the Company's capitalized costs and accumulated amortization at December 31, 2004 and 2003, relating to its oil and gas reserves:

                                                    2004        2003

                   Proved reserves purchased     $  29,700   $  29,700
                   Accumulated amortization         (8,017)     (6,342)
                                                 ---------   ---------
                   Net proved reserves           $  21,683   $  23,358
                                                 =========   =========

NOVA OIL, INC.
Notes to Financial Statements

4.       Asset Retirement Obligation

         The Company has adopted Statement of Financial Accounting Standards 143, "Accounting for Asset Retirement Obligations," which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. During 2004 the Company recorded an asset retirement cost related to costs associated with closing its oil wells at retirement. An asset retirement obligation representing the present value of estimated closure cost liability was also recorded in the amount of $6,381. The asset retirement obligation is adjusted for the accretion of the present value discount, which is charged to operations. The asset retirement cost is amortized to operations over the life of the related oil wells. Accretion expense of $240 and amortization expense of $182 relating to the asset retirement obligation and asset retirement cost, respectively, were recorded during 2004.

5.       Commitments and Contingencies

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

6.       Income Taxes

         The Company recorded no income tax provision for the years ended December 31, 2004 and 2003, as during those years only net losses were incurred. At December 31, 2004 and 2003, the Company had deferred tax assets of approximately $31,400 and $18,700, respectively. The deferred tax assets were calculated assuming a 34% marginal income tax benefit rate. The deferred tax assets resulted principally from net income tax operating loss carryforwards of approximately $92,300 and $55,000, at December 31, 2004 and 2003, respectively.

         The deferred tax assets for both years were fully reserved for, as the Company's management is uncertain whether it is "more likely than not" that the assets will be utilized at this stage of the Company's development.

7.       Stockholders' Equity

         Common stock
         ------------

         The Company has one class of common stock available for issue. The common stock is non-assessable and has a par value of $0.001. At December 31, 2004 and 2003, 100,000,000 shares were authorized for issue and 5,755,000 and 5,460,000 shares, respectively, were issued and outstanding.

NOVA OIL, INC.
Notes to Financial Statements

7. Stockholders' Equity, Continued:

         Private placement
         -----------------

         During 2003, the Company offered restricted shares of its common stock for sale in a private placement to certain accredited investors. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, offered up to 2,000,000 shares of the Company's restricted common stock for sale at $0.10 per share. Net proceeds from the offering, after accrued underwriter commissions, legal expenses, and other offering costs, were $17,202 and $23,509 during 2004 and 2003, respectively. The Company terminated the offering on February 27, 2004.

         Exercise of options
         -------------------

         During 2004, the Company issued 20,000 shares of its common stock to an officer/director of the Company for $1,000, or $0.05 per share. During 2003, the Company issued 640,000 shares of its common stock to two directors and two shareholders for $32,000 or $0.05 per share. The issuances resulted from the exercise of common stock options that were granted to the Company's directors and originators pursuant to a motion adopted November 18, 2002, by the Company's Board of Directors. The options, which became vested January 25, 2003, were issued to provide continued financing to the Company and are exercisable at $0.05 per share and expire on November 25, 2005. At December 31, 2004 and 2003, 300,000 and 320,000 options, respectively, were outstanding.

         Warrants
         --------

         A placement agent was issued 69,500 stock purchase warrants exercisable at $0.14 per share in connection with an offering of shares of the Company's restricted common stock (see Private placement). The warrants may be exercised at any time after February 27, 2004, but no later than February 27, 2009. No measurable cost has been associated with the warrants, as management has determined that their fair value is nil.

         Stock incentive plan
         --------------------

         On May 20, 2003, the Board of Directors adopted a Stock Incentive Plan ("the Plan") for employees, officers, directors, originators, and advisors. The number of shares proposed to be allocated would be 600,000. The Plan would be administered by the Company's Compensation Committee. The Plan was pending ratification by shareholder approval as of December 31, 2004, and no options had been issued pursuant to the Plan.

         Preferred stock
         ---------------

         The Company is authorized to issue 5,000,000 shares of Preferred Stock with a par value of $0.0001 per share, none of which had been issued at December 31, 2004 or 2003.

NOVA OIL, INC.
Notes to Financial Statements

8.       Related Party Transactions

         The Company is provided certain administrative services and office spaces by a director for no charge to the Company. The value of these services and office space is immaterial individually and in the aggregate to the Company's financial statements.

9.       Subsequent Event

         On January 28, 2005, the Company's Board of Directors resolved to pay a December 31, 2004, account payable in the amount of $4,400 by issuing 110,000 shares of its common stock.

NOVA OIL, INC.
Supplemental Information
For the years ended December 31, 2004 and 2003 (Unaudited)

THE FOLLOWING NOTES INCLUDE UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION AS CURRENTLY REQUIRED BY THE SECURITIES AND EXCHANGE COMMISSION ("SEC") AND THE FINANCIAL ACCOUNTING STANDARDS BOARD.

10.      Estimated Quantities of Oil and Gas Reserves

         Proved reserves are the estimated quantities of crude oil, which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and under existing operating conditions.

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

                                                                  Barrels of Oil
                                                                  --------------
          Proved reserves, December 31, 2002                           7,843
             Oil production for the year ended December 31, 2003        (583)
                                                                      ------
          Proved reserves, December 31, 2003                           7,260
             Oil production for the year ended December 31, 2004        (500)
                                                                      ------
          Proved reserves, December 31, 2004                           6,760
                                                                      ======

11.      Standardized Measure of Discounted Future Net Cash Flows

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

NOVA OIL, INC.
Supplemental Information
For the years ended December 31, 2004 and 2003 (Unaudited)

11. Standardized Measure of Discounted Future Net Cash Flows, Continued:

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

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69, at December 31, 2004 and 2003:

                                                          2004           2003

          Future cash inflows                      $   270,950    $   224,825
          Future production costs                     (201,500)      (201,552)
          Future income tax (provision) benefit        (13,515)         2,185
                                                   -----------    -----------
          Future net cash flows                         55,935         25,458
          Effect of 10% discount factor                (20,170)        (1,671)
                                                   -----------    -----------
          Standardized measure of discounted
             future net cash flows                 $    35,765    $    23,787
                                                   ===========    ===========

         Year-end oil prices used in calculating the standardized measure of discounted future net cash flows at December 31, 2004 and 2003 were $40.08 and $28.23 per barrel, respectively.

         The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2004 and 2003:

                                                          2004           2003

          Standardized measure, beginning of year  $    23,787    $    31,792
          Effect on sales of change in oil prices       72,826         12,959
          Sales of oil produced, net of costs          (60,848)       (20,964)
                                                   -----------    -----------
          Standardized measure, end of year        $    35,765    $    23,787
                                                   ===========    ===========

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


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------
Directors and Executive Officers.
---------------------------------

The names, ages, business experience and positions of our directors and executive officers as of March 25, 2005 are set out below.

Name                            Age          Position                  Term
-----------------------------------------------------------------------------

Arthur P. Dammarell, Jr.        61          Treasurer & Director       Annual
Bruce E. Cox                    54          Secretary & Director       Annual
Paul E. Fredericks              50          President & Director       Annual

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

Arthur P. Dammarell, Jr. Mr. Dammarell is Treasurer, Director and Principal Financial Officer of the Company. He became self-employed as a business development consultant in April 1999, and currently serves in such capacity. From 1980 to 1999 he held various positions in Virginia City Gold Mines, Inc., including director, president and CEO. From 1993 to 1996, Mr. Dammarell was operations manager and co-owner of Direct Realty Service in Spokane, Washington. He has twenty-seven years of management experience in the public and private sector. Mr. Dammarell attended Eastern Washington University, where he received his bachelor-of-arts degree in 1977. Mr. Dammarell resides in Colbert, Washington, and presently spends approximately 5 percent of his time on the operations of Nova Oil, Inc.

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

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NASDAQ Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon information provided to the Company from Reporting Persons, during the two years ended December 31, 2004, Mr. Cox filed one report late for one transaction. Other than the foregoing, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to
Section 16(a).


ITEM 10.   EXECUTIVE COMPENSATION
---------------------------------

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for serving in such capacity.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
----------------------------

The following table sets forth as of March 25, 2005, the names of, and number of shares beneficially owned, by persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each of the Company's directors and executive officers; and the number of shares beneficially owned by all of the Company's directors and executive officers as a group. At such date, there were 5,865,000 outstanding shares.

                                   Amount and nature of Beneficial      Percent
            Name of Owner                    Ownership[2]              of Class

         Carol A.  Dunne                        660,000                  11.25%
         Charles A. Cleveland [5] & [6]         770,000                  12.55%
         Arthur P. Dammarell, Jr. [1]           700,000                  11.94%
         Bruce E. Cox [1] & [4}                 660,000                  10.99%
         Paul E. Fredericks[1]                  700,000                  11.94%
         Daniel W. Schneider [3] and Deborah H.
           Schneider 2000 Revocable Trust       700,000                  11.94%

         Total ownership of Officers
         and Directors as a group             2,060,000                  34.30%

[1] A Director and Executive Officer of the Company. [2] All of these shares are restricted pursuant to Rule 144. [3] Former Director and Executive Officer of the Company up until September
    2002.
[4] Includes 140,000 options that have not been exercised as of March 25, 2005. [5] Includes 160,000 options that have not been exercised as of March 25, 2005. [6] Includes 110,000 shares issued in January 2005, as part of legal fees for work done on Form SB-2 in 2004.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

See Note 8 to the Financial Statements.


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

        10.5     *Production Reserve Summary
        10.6 *Exemption Acknowledgement - Washington State Department of Financial Institutions

14       **Code of Ethics
           --------------
21       *Subsidiaries of the Company
          ---------------------------
23       *Consent of Accountants
          ----------------------

31       Certifications - Rule 302
         -------------------------

        31.1 Certification of Principal Executive Officer pursuant to Rule 302 (reference a., below for 10-QSB for fiscal quarters ending June 30 and September 30, 2004)

        31.2 Certification of Principal Financial Officer pursuant to Rule 302 (reference a., below for 10-QSB for fiscal quarters ending June 30 and September 30, 2004)

              a. Incorporated by reference to the company's current report, Form
                 10-QSB for fiscal quarter ended June 30, 2004, filed on August 6, 2004; and Form 10-QSB for fiscal quarter ended September 30,2004, filed on November 12, 2004.

32       Certifications - Rule 906
         -------------------------

        32.1 Certification of Principal Executive Officer pursuant to Rule 906 of Sarbanes-Oxley Act of 2002 (reference a., below for Form 10-QSB for fiscal quarters ending June 30 and September 30,
                 2004)

        32.2 Certification of Principal Financial Officer pursuant to Rule 906 of Sarbanes-Oxley Act of 2002 (reference a., below for Form 10-QSB for fiscal quarters ending June 30 and September 30,
                 2004)

              a. Incorporated by reference to the company's current report, Form
                 10-QSB for fiscal quarter ended June 30, 2004, filed on August 6, 2004; and Form 10-QSB for fiscal quarter ended September 30,2004, filed on November 12, 2004.

99       Exhibits
         --------

        99.1     *Certificate of Authority(date 3/12/01)State of Texas
        99.2     *Railroad Commission Of Texas (Form P-4)
              a. *Form P-4 Notification (date: 01/11/99) Smith-Boswell #1 b. *Form P-4 Notification (date: 11/20/00) Steinbach Unit #1

         Reports on Form 8-K
         -------------------

                 Item 5 "Other events and regulation FD disclosure" dated
                         March 10, 2004, reporting that during the first quarter of 2004, a private placement offering of the Company's common stock was closed by the Board of Directors, effective at the end of business on February 27, 2004. The amount raised was $69,500.

* Incorporated herein by reference from Company's Form 10SB Registration Statement, as filed April 10, 2001 and as amended.

** Incorporated herein by reference from Company's 2003 Form 10-KSB Annual Report, as filed March 25, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The Company's Audit Committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel and Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2004 were pre-approved by the Audit Committee.

Audit Fees
----------

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly report on Form 10-QSB for 2004 and 2003 were $12,500 and $10,835, respectively, net of expenses.

Audit-Related Fees
------------------

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees", above.

Tax Fees
--------

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2004 and 2003 were $428 and $426, respectively.

All Other Fees
--------------

There were no fees billed by DeCoria, Maichel & Teague P.S. during 2004 and 2003 for any other products and services provided by DeCoria, Maichel & Teague P.S.







          (The balance of the page has been intentionally left blank.)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              By:/s/ PAUL E. FREDERICKS
                                                 ----------------------
                                                     Paul E. Fredericks
                                                     President, Director and
                                                     Principal Executive Officer
                                                     Date:    March 25, 2005

                                              By:/s/ ARTHUR P. DAMMARELL, JR.
                                                 ----------------------------
                                                     Arthur P. Dammarell, Jr.
                                                     Treasurer, Director and
                                                     Principal Financial Officer
                                                     Date:    March 25, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ PAUL E. FREDERICKS
   ----------------------
       Paul E. Fredericks
       President, Director and Principal Executive Officer
       Date:      March 25, 2005

By:/s/ ARTHUR P. DAMMARELL, JR.
   ----------------------------
       Arthur P. Dammarell, Jr.
       Treasurer, Director and Principal Financial Officer
       Date:      March 25, 2005

By:/s/ BRUCE E. COX
   ----------------
       Bruce E. Cox
       Secretary and Director
       Date:      March 25, 2005







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








          [The balance of this page has been intentionally left blank]