Form 10QSB
period 2005-03-31
NOVA OIL INC
filed 2005-05-13
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission file number 000-32531

                                 NOVA OIL, INC.
        (Exact name of small business issuer as specified in its charter)

---------------------------------------- ---------------------------------------
              Nevada                                    91-2028450
---------------------------------------- ---------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)
---------------------------------------- ---------------------------------------


                   17922 N. Hatch Road, Colbert, WA 99005-9377
                -------------------------------------------------
                    (Address of principal executive offices)

         Issuer's Telephone Number, Including Area Code: (509) 466-0576

           Common Stock                                 (None)
       Title of each class              Name and exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

At May 13, 2005, 5,865,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I.

                                                                            PAGE
                                                                            ----

ITEM 1.                Balance Sheet at March 31, 2005                        3

                       Statements of Operations for the Three
                       Month Periods Ended March 31, 2005 and 2004            4

                       Statements of Cash Flows for the Three
                       Month Periods Ended March 31, 2005 and 2004            5

                       Notes to Financial Statements                          6

ITEM 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    8

ITEM 3.                Controls and Procedures                               10


                                    PART II.

ITEM 1.                Legal Proceedings                                     11

ITEM 2.                Changes in Securities                                 11

ITEM 3.                Defaults Upon Senior Securities                       11

ITEM 4.                Submission of Matters to a Vote of Security Holders   11

ITEM 5.                Other Information                                     11

ITEM 6.                Exhibits and Reports on Form 8-K                      11

                                Signatures                                   12

                                Certifications                               13

                                     PART I.

ITEM 1:  FINANCIAL STATEMENTS

Nova Oil, Inc.
Balance Sheet at March 31, 2005 (Unaudited)

                                     ASSETS

Current assets:
  Cash                                                       $          29,175
  Accounts receivable                                                    2,484
  Inventory                                                              1,337
                                                             ------------------
      Total current assets                                              32,996
                                                             ------------------

Fixed assets:
  Oil properties (successful efforts
  method), net                                                          21,037
  Asset retirement obligation, net                                       6,055
                                                             ------------------
                                                                        27,092
                                                             ------------------
      Total assets                                           $          60,088
                                                             ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $           7,852
                                                             ------------------
      Total current liabilities                                          7,852

Asset retirement obligation, net                                         6,745
                                                             ------------------
      Total liabilities                                                 14,597
                                                             ------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.0001 par value;
      5,000,000 shares authorized;
      no shares  issued  or outstanding
  Common stock; $0.001 par value;
      100,000,000 shares authorized;
      5,865,000 shares issued and
      outstanding                                                        5,865
  Additional paid-in capital                                           149,746
  Accumulated deficit                                                 (110,120)
                                                            -------------------
     Total stockholders' equity                                         45,491
                                                            -------------------
     Total liabilities and stockholders'
     equity                                                 $           60,088
                                                            ===================

   The accompanying notes are an integral part of these financial statements.

                                                Statements of Operations for the
Nova Oil, Inc.                                  Three Month Periods Ended
(Unaudited)                                     March 31, 2005 and 2004
--------------------------------------------------------------------------------


                                                March 31,         March 31,
                                                  2005               2004
                                             ----------------  -----------------

Sales of oil                                  $        7,933    $         4,049
                                             ----------------  -----------------

Operating expenses:
     Production expenses                               6,029              6,154
     General and administrative expenses              18,835             10,611
     Amortization expense                                790                435
     Accretion expense                                   124                  -
                                             ----------------  -----------------
          Total operating expenses                    25,778             17,200
                                             ----------------  -----------------

Other Income:
     Interest income                                      40                127
                                             ----------------  -----------------

Net loss                                      $       17,805    $        13,024
                                             ================  =================

Net loss per common share                     $          Nil    $           Nil
                                             ================  =================

Weighted average common shares
   outstanding-basic                               5,830,778          5,624,670
                                             ================  =================























   The accompanying notes are an integral part of these financial statements.

                                                Statements of Cash Flows for the
Nova Oil, Inc.                                  Three Month Periods Ended
(Unaudited)                                     March 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                            March 31,            March 31,
                                                              2005                 2004
                                                         ---------------    ------------------
Cash flows from operating activities:
     Net loss                                             $     (17,805)     $        (13,024)
     Adjustments to reconcile net loss to
      net cash used by operating
      activities:
          Amortization and accretion                                914                   435
          Stock issued for account payable                        4,400
     Change in:
          Accounts receivable                                       412                  (550)
          Inventory                                               3,958                   368
          Accounts payable                                        1,705                 8,702
                                                         ---------------    ------------------
Net cash flows used by operating activities                      (6,416)               (4,069)
                                                         ---------------    ------------------

Cash flows from financing activities:
     Proceeds from private placement sale
     of common stock, net of offering costs                                            24,337
                                                         ---------------    ------------------
Net cash provided by financing activities                                              24,337
                                                         ---------------    ------------------

Net change in cash                                               (6,416)               20,268
                                                         ---------------    ------------------

Cash, beginning of period                                        35,591                56,557
                                                         ---------------    ------------------

Cash, end of period                                       $      29,175      $         76,825
                                                         ===============    ==================
















   The accompanying notes are an integral part of these financial statements.

Nova Oil, Inc.
Notes to Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.       Basis of Presentation:

The financial statements of Nova Oil, Inc. ("the Company") included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Nova Oil, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2004, included in Nova Oil, Inc.'s annual report on Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2005.

Included in the Company's production expenses as presented are all direct expenses of oil production, including severance taxes and royalties. Not included in production expenses are depreciation, depletion, accretion, and amortization ("DD&AA") expenses, and corporate general and administrative expenses. All information is presented on the accrual basis of accounting.

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

4.       Asset Retirement Obligation:

The Company has adopted Statement of Financial Accounting Standards 143, "Accounting for Asset Retirement Obligations," which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. During 2004 the Company recorded an asset retirement cost related to costs associated with closing its oil wells at retirement in approximately twelve years. An asset retirement obligation representing the present value of estimated closure costs was also recorded in the amount of $6,381. The asset retirement obligation is adjusted for the accretion of the present value discount, which is charged to operations. The asset retirement cost is amortized to operations over the life of the related oil wells. Accretion expense of $124 and amortization expense of $144 relating to

Nova Oil, Inc.
Notes to Financial Statements, continued
(Unaudited)
--------------------------------------------------------------------------------

4.       Asset Retirement Obligation, continued

the asset retirement obligation and asset retirement cost, respectively, were recorded during the first quarter of 2005.

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






          [The balance of this page has been intentionally left blank.]

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

RESULTS OF OPERATIONS

For the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004

For the three months ended March 31, 2005, the Company experienced a net loss of $17,805 compared to a net loss of $13,024 during the comparable period of the previous year. The increase in the net loss from 2004 to 2005 was primarily due to increased auditing and accounting costs during the first quarter of 2005.

During the three-month period ended March 31, 2005, the Company generated $7,933 from the sale of 183 barrels of oil that sold at an average sales price of approximately $43 per barrel. During the three-month period ended March 31, 2004, the Company generated $4,049 from the sale of 140 barrels of oil that sold at an average sales price of approximately $29 per barrel.

Direct oil production expenses during the three-month period ended March 31, 2005, were $6,029 or approximately $33 per barrel of oil sold, compared to $6,154 or approximately $44 per barrel of oil sold for the three-month period ended March 31, 2004. The decrease in per barrel production costs during the first quarter of 2005, as compared to the first quarter of 2004, was primarily due to fewer oil well repair expenses incurred during the first quarter of 2005.

Amortization and accretion expenses during the three-month period ended March 31, 2005, were $914 or $5 per barrel of oil sold, as compared to $435 or $3 per barrel of oil sold during the three-month period ended March 31, 2004.

General and administrative expenses increased from $10,611 during the first quarter of 2004, to $18,835 during the comparable quarter of 2005, primarily due to increased auditing and accounting costs.

Interest income decreased from $127 during the first quarter of 2004, to $40 during the first quarter of 2005. The decrease was due to a corresponding decrease in interest bearing cash assets.

FINANCIAL CONDITION AND LIQUIDITY

During the three-month period ended March 31, 2005, the Company used $6,416 of cash in operating activities. The Company has incurred operating losses of $110,120, since its inception (February 25, 2000), which raises substantial doubt about its ability to continue as a going concern.

Management plans to fund future short-term operating needs through revenues from its oil producing properties, existing cash reserves, possibly loans from its officer, directors and originators, and, if necessary, sales of the Company's common stock. There are no assurances that management will be successful in its plans.

Management has not undertaken any reorganization of the Company. A reorganization of the Company may include, but not be limited to, reduction in expenditures, disposal of assets, reducing ownership interest in the oil wells, a reverse stock split, seeking out a larger oil company for merger, and/or developing strategic alliances with other companies.

Management anticipates that revenue derived from the Company's on-going oil production and sales, cash-on-hand at year-end December 31, 2004, loans from officers, directors and originators, and proceeds from the exercise of options granted during 2002, should provide sufficient operating capital for the upcoming twelve months.

Management currently estimates fiscal year 2005 cash inflows from oil sales, interest earned from interest bearing accounts, and sale of common stock to equal $39,150, and cash outflows from operating expenditures to be $47,355, which will result in a projected net cash inflow/outflow operating loss of $8,205 at the end of the fiscal year, as shown in the following table. Our cash inflow/outflow estimate for fiscal year 2005 does not take into consideration our cash on-hand, current assets, and current liabilities at year ended December 31, 2004. No expenditures for capital projects are budgeted for fiscal year 2005.






          [The balance of this page has been intentionally left blank.]

              Cash Inflows and Outflows & Timing of Work Scheduled
                                Fiscal Year 2005
                                   (Estimated)

                                               2005         1st Qtr         2nd Qtr        3rd Qtr        4th Qtr
                                                           (Actual)
Cash Inflows (estimated)
  Sale of oil                                $ 24,000       $  7,846        $  5,385       $  5,385       $  5,384
  Exercise of stock options                    15,000              0           7,000          8,000              0
  Interest income                                 150             40              20             50             40
                                             --------       --------        --------       --------       --------
Total                                        $ 39,150       $  7,886        $ 12,405       $ 13,435       $  5,424

Cash Outflows (estimated)
Capital expenditures (Projects)                     0              0               0              0              0

Operating expenses (estimated)
  Oil production expenses                    $ 15,500       $  2,834        $  4,222       $  4,222       $  4,222
  General & administrative expenses
  (G&A)
    Printing & copying                            400              0             150            150            100
    Postage                                       300              0             100            125             75
    Telephone & fax                               200             73              42             42             43
    Office supplies                               400             70             110            110            110
    Accounting & auditing                      22,500          9,043           4,486          4,486          4,485
    Legal fees                                  1,000              0               0            500            500
    Transfer agent fees                           500             15             285            200              0
    Bank fees                                      96             24              24             24             24
    Registered agent - Texas                      149            149               0              0              0
    Registered agent - Nevada                     135            135               0              0              0
    CUSIP                                         100              0             100              0              0
    Nevada Secretary of State                     175            175               0              0              0
    SEC filings - EDGAR                         5,500          1,784           1,716          1,000          1,000
    Stock quotation service                       300              0             300              0             0
    Miscellaneous                                 100              0               0              0            100
                                             --------       --------        --------       --------       --------
Total operating expenses (est):              $ 47,355       $ 14,302        $ 11,535       $ 10,859       $ 10,659
                                             --------       --------        --------       --------       --------
Net cash inflows(outflows)(est):             $ (8,205)      $ (6,416)       $    870       $  2,576       $ (5,235)

ITEM 3.     CONTROLS AND PROCEDURES

An evaluation was performed by the Company's principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. And on that evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 that will materially affect or is likely to materially affect, the Company's internal controls over financial reporting.

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Nova Oil, Inc.
                                       --------------
                                       (Registrant)


Date: May 13, 2005                     /s/ PAUL E. FREDERICKS
      ------------                     ----------------------
                                       Paul E. Fredericks
                                       President and Principal Executive Officer


Date: May 13, 2005                     /s/ ARTHUR P. DAMMARELL, JR.
      ------------                     ----------------------------
                                       Arthur P. Dammarell, Jr.
                                       Treasurer and Principal Financial Officer