Form 10QSB/A
period 2005-03-31
NOVA OIL INC
filed 2005-05-31
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              AMENDMENT NUMBER 1 TO
                                   FORM 10-QSB

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


EXPLANATORY NOTE TO AMENDED QUARTERLY REPORT:  THIS AMENDMENT IS BEING FILED
----------------------------------------------------------------------------
SOLELY TO PROVIDE REVISED EXHIBITS 31.1, 31.2, AND 32, THE CERTIFICATIONS
-------------------------------------------------------------------------
REQUIRED BY THE SARBANES-OXLEY ACT OF 2002.
-------------------------------------------