Form 10QSB
period 2005-06-30
NOVA OIL INC
filed 2005-08-10
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Yes [X]  No [  ]

At July 28, 2005, 5,865,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I.

                                                                          PAGE
                                                                          ----

ITEM 1.     Balance Sheet at June 30, 2005                                 3

            Statements of Operations for the Three and Six
            Month Periods Ended June 30, 2005 and 2004                     4

            Statements of Cash Flows for the Six
            Month Periods Ended June 30, 2005 and 2004                     5

            Notes to Financial Statements                                  6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8

ITEM 3.     Controls and Procedures                                       10

                                    PART II.

ITEM 1.     Legal Proceedings                                             11

ITEM 2.     Changes in Securities                                         11

ITEM 3.     Defaults Upon Senior Securities                               11

ITEM 4.     Submission of Matters to a Vote of Security Holders           11

ITEM 5.     Other Information                                             11

ITEM 6.     Exhibits and Reports on Form 8-K                              11

            Signatures                                                    12

            Certifications                                                13

Nova Oil, Inc.                                    Balance Sheet at June 30, 2005
--------------------------------------------------------------------------------
                                     PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                     ASSETS


                                                                  June 30,
                                                                    2005
                                                              -----------
Current assets:
  Cash                                                     $      18,472
  Accounts receivable                                              6,760
  Inventory                                                          661
                                                              -----------
    Total current assets                                          25,893
                                                              -----------

Fixed assets:
  Oil properties (successful efforts method), net                 20,457
  Asset retirement obligation, net                                 5,928
                                                              -----------
    Total fixed assets                                            26,385
                                                              -----------
    Total assets                                           $      52,278
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $         988
                                                              -----------
    Total current liabilities                                        988
                                                              -----------

Asset retirement obligation, net                                   6,869
                                                              -----------
    Total liabilities                                              7,857
                                                              -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.0001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding
  Common stock; $0.001 par value; 100,000,000
   Shares authorized; 5,865,000 shares issued
   and outstanding                                                 5,865
  Additional paid-in capital                                     149,746
  Accumulated deficit                                          (111,190)
                                                             ------------
    Total stockholders' equity                                    44,421
                                                             ------------

    Total liabilities and stockholders' equity             $      52,278
                                                             ============

   The accompanying notes are an integral part of these financial statements.

                                               Statements of Operations for the
Nova Oil, Inc.                                 Three and Six Month Periods Ended
(Unaudited)                                    June 30, 2005 and 2004
--------------------------------------------------------------------------------

                                                       June 30, 2005                                June 30, 2004
                                              ---------------------------------           ---------------------------------
                                                  Three              Six                     Three               Six
                                                 Months             Months                   Months            Months

Sales of oil, net                          $          9,933  $          17,866        $           4,139  $          8,188
                                              --------------    ---------------          ---------------    --------------
Operating expenses:
  Production expenses                                 3,082              9,112                    2,327             8,481
  General and administrative
   expenses                                           7,129             25,965                    3,315            13,926
  Amortization and accretion                            831              1,745                      390               825
                                              --------------    ---------------          ---------------    --------------
    Total operating expenses                         11,042             36,822                    6,032            23,232
                                              --------------    ---------------          ---------------    --------------

Other income:
  Interest                                               40                 81                      115               242
                                              --------------    ---------------          ---------------    --------------
    Total other income                                   40                 81                      115               242
                                              --------------    ---------------          ---------------    --------------

Net loss                                   $          1,069  $          18,875        $           1,778  $         14,802
                                              ==============    ===============          ===============    ==============

Net loss per share                         $            Nil  $             Nil        $             Nil  $            Nil
                                              ==============    ===============          ===============    ==============

Weighted average number
 of shares outstanding -
 basic                                            5,865,000          5,847,893                5,735,000         5,679,835
                                              ==============    ===============          ===============    ==============















   The accompanying notes are an integral part of these financial statements.

                                                Statements of Cash Flows for the
Nova Oil, Inc.                                  Six Month Periods Ended
(Unaudited)                                     June 30, 2005 and 2004
--------------------------------------------------------------------------------

                                                        June 30,      June 30,
                                                          2005          2004
                                                      -----------   -----------

Cash flows from operating activities
  Net loss                                            $ (18,875)    $ (14,802)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Amortization and accretion                             1,745           825
    Stock issued for account payable                       4,400
  Change in:
    Accounts receivable                                  (3,864)         (550)
    Inventory                                              4,634           511
    Accounts payable                                     (5,159)       (3,725)
                                                      -----------   -----------
Net cash used by operating activities                   (17,119)      (17,741)
                                                      -----------   -----------

Cash flows from financing activities
    Sale of common stock, net of offering costs                         17,102
                                                      -----------   -----------
Net cash provided by financing activities                               17,102
                                                      -----------   -----------

Net decrease in cash                                    (17,119)         (639)

Cash at beginning of period                               35,591        56,557
                                                      -----------   -----------

Cash at end of period                                 $   18,472    $   55,918
                                                      ===========   ===========




















   The accompanying notes are an integral part of these financial statements.

Nova Oil, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Basis of Presentation

The financial statements of Nova Oil, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Nova Oil, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2004 included in Nova Oil, Inc.'s annual report on Form 10-KSB.

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

2.       Nature of Business

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

Nova Oil, Inc.
Notes to Financial Statements (continued):
--------------------------------------------------------------------------------

4.       Asset Retirement Obligation

The Company has adopted Statement of Financial Accounting Standards 143, "Accounting for Asset Retirement Obligations," which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. During 2004 the Company recorded an asset retirement cost related to costs associated with closing its oil wells at retirement in approximately twelve years. An asset retirement obligation representing the present value of estimated closure costs was also recorded in the amount of $6,381. The asset retirement obligation is adjusted for the accretion of the present value discount, which is charged to operations. The asset retirement cost is amortized to operations over the life of the related oil wells. Accretion expense of $124 and amortization expense of $127 relating to the asset retirement obligation and asset retirement cost, respectively, were recorded during the second quarter of 2005. Upon the Company's assignment of its working interests to the operator of its wells (see Note 6), the Company was relieved of any obligation to retire the wells, and, accordingly, will extinguish both its asset retirement obligation and related asset in the third quarter of 2005.

5.       Revenue Recognition

Nova Oil, Inc. recognizes revenue associated with the sale of its crude oil on the date when the purchaser accepts title by taking physical delivery of the oil. The commodity price paid for the Company's crude oil, West Texas/New Mexico Intermediate, is set by Koch's daily average (www.ksandt.com/crude.asp) for the calendar month immediately prior to the month that the purchaser takes delivery.

6.         Subsequent Event

On June 30, 2005, the Company entered into Assignments of Working Interests, with the operator of the Company's two oil wells, D-Mil Production, Inc. The Assignments provide for the sale of the Company's working interests in its two oil wells, Smith-Boswell #1 and Steinbach Unit #1. Under the terms of the Assignments, the Company will receive $23,477 upon execution of the documents in July 2005. The sale closed on July 19, 2005. The sale is subject to ratification by shareholders.








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

On June 30, 2005, the Company entered into Assignments of Working Interests, with the operator of the Company's two oil wells, D-Mil Production, Inc., of Argyle, Texas. The Assignments provide for the sale of the Company's working interests in its two oil wells, the Smith-Boswell #1 and Steinbach Unit #1. Under the terms of the Assignments, the Company will receive $23,477 upon execution of the documents in July 2005. The sale closed on July 19, 2005. The sale is subject to ratification by shareholders.

Results of Operations

For the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004.

For the three months ended June 30, 2005, the Company experienced a net loss of $1,069 compared to a net loss of $1,778 during the comparable period of the previous year. The decrease in the net loss from 2004 to 2005 was due to higher crude oil prices during the second quarter of 2005 as compared to the same period of 2004.

During the three-month period ended June 30, 2005, the Company generated $9,933 from the sale of 184 barrels of oil that sold at an average sales price of approximately $51 per barrel. During the three-month period ended June 30, 2004, the Company generated $4,139 from the sale of 123 barrels of oil that sold at an average sales price of approximately $34 per barrel.

Direct oil production expenses during the three-month period ended June 30, 2005, were $3,082 or approximately $17 per barrel of oil sold, compared to $2,327 or approximately $19 per barrel of oil sold for the three-month period ended June 30, 2004. The decrease in per barrel production costs during the second quarter of 2005, as compared to the second quarter of 2004, was primarily due to an increase in the number of barrels sold during the second quarter of 2005.

Amortization expenses during the three-month period ended June 30, 2005, were $831 or $5 per barrel of oil sold, as compared to $390 or $3 per barrel of oil sold during the three-month period ended June 30, 2004.

General and administrative expenses increased from $3,315 during the second quarter of 2004, to $7,129 during the comparable quarter of 2005. The increase in general and administrative expenses during the second quarter of 2005 was primarily due to increased accounting and auditing fees.

Interest income decreased from $115 during the second quarter of 2004, to $40 during the second quarter of 2005. The decrease was due to a corresponding decrease in interest bearing cash assets.

For the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004

For the six months ended June 30, 2005, the Company experienced a net loss of $18,875 compared to a net loss of $14,802 during the comparable period of the previous year. The increase in the net loss from 2004 to 2005 was primarily due to increased accounting and auditing fees during the first and second quarters of 2005.

Financial Condition and Liquidity

During the six-month period ended June 30, 2005, the Company used $17,119 of cash in operating activities. The Company has incurred operating losses of $111,190, since its inception (February 25, 2000), which raises substantial doubt about its ability to continue as a going concern.

Management plans to fund future short-term operating needs through existing cash reserves, accounts receivable from the sale of prior oil production, exercise of remaining stock options, loans from officers, directors and originators, and, if necessary, sales of the Company's common stock. However, there are no assurances that management will be successful in its plans.

Management of Nova Oil sold the Company's working interests in the Smith-Boswell #1 and Steinbach Unit #1 oil wells, effective June 30, 2005. Management believed that, based on historical events, a major breakdown with accompanying extraordinary expenditures was a probable near-term event. Management acknowledges that this action can be interpreted as a reorganization of the company, because the Company's definition of a reorganization may include, but not be limited to, reduction in expenditures, disposal of assets, reducing ownership interest in the oil wells, a reverse stock split, seeking out a larger oil company for merger, and/or developing strategic alliances with other companies. Management plans to use $20,000 from the sale of the wells to purchase working interests in other oil and/or gas well(s) during the 3rd quarter of 2005. Management believes that because of its plan to continue as an oil and/or gas producing concern, the sale of the wells does not constitute a significant change in strategy for the Company.

Management anticipates that existing cash reserves, accounts receivable from the sale of prior oil production and the sale of the Smith-Boswell and Steinbach Unit wells, the exercise of remaining stock options, and loans from officers, directors and originators, as well as a possible stock offering should provide sufficient working capital for the next twelve months.

Management estimates fiscal year 2005 cash inflows from oil sales, exercise of stock options, loans from officers, directors and originators, proceeds from the sale of working interests in wells, and interest earned from interest bearing accounts to equal $88,030, and cash outflows from operating expenditures to be $65,538, which will result in a projected net cash inflow/outflow of $22,492 at the end of the fiscal year, as shown in the following table. Expenditures for capital projects have been budgeted for the 3rd quarter of fiscal year 2004.

              Cash Inflows and Outflows & Timing of Work Scheduled
                                Fiscal Year 2005
                                   (Estimated)

                                       2005          1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
                                                     (Actual)        (Actual)
Cash Inflows (estimated)
  Sale of oil                        $ 24,203         $7,846          $ 5,511         $9,974            $  872
  Exercise of stock options            15,000              0                0              0            15,000
  Convertible loans                    25,000              0                0         25,000                 0
  Sale of working interests in wells   23,477              0                0         23,477                 0
  Interest income                         350             40               40            150               120
                                     --------       --------         --------       --------          --------
Total                                $ 88,030         $7,886          $ 5,551       $ 58,601          $ 15,992

Cash Outflows (estimated)
Capital expenditures (Projects)      $ 20,000           $  0             $  0       $ 20,000              $  0

Operating expenses (estimated)
  Oil production expenses             $ 5,968         $2,834          $ 2,446          $ 344            $  344
  General & administrative expenses
  (G&A)
    Printing & copying                    400              0              141            130               129
    Postage                               300              0              132             84                84
    Telephone & fax                       300             73               73             77                77
    Office supplies                       400             70              100            115               115
    Accounting & auditing              28,267          9,043           10,224          4,500             4,500
    Legal fees                          1,000              0                0            500               500
    Transfer agent fees                   500             15              250            118               117
    Bank fees                              96             24               24             24                24
    Registered agent - Texas              149            149                0              0                 0
    Registered agent - Nevada             135            135                0              0                 0
    CUSIP                                 100              0                0            100                 0
    Nevada Secretary of State             175            175                0              0                 0
    SEC filings - EDGAR                 7,348          1,784            2,564          1,500             1,500
    Stock quotation service               300              0              300              0                 0
    Miscellaneous                         100              0                0              0               100
                                     --------       --------         --------       --------          --------
Total operating/cap expenses (est):  $ 65,538       $ 14,302          $16,254       $ 27,492           $ 7,490
                                     --------       --------         --------       --------          --------
Net cash inflows(outflows)(est):     $ 22,492       $(6,416)        $(10,703)       $ 31,109           $ 8,502

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed by the Company's principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. And on that evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in the Company's internal controls over financial reporting during the quarter ended June 30, 2005, that will materially affect, or is likely to materially affect, the Company's internal controls over financial reporting.

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

                  NONE

ITEM 2.  CHANGES IN SECURITIES

                  NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.  OTHER INFORMATION

                  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(1) Exhibits

Exhibit
Number   Description

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(2) Reports on Form 8-K

Form 8-K, date of event July 19, 2005

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



                                 Nova Oil, Inc.
                                  (Registrant)


By:    /s/PAUL E. FREDERICKS                                     August 8, 2005
--------------------------------------------                   -----------------
Paul E. Fredericks                                                    Date
President, Director and Principal Executive Officer


By:    /s/ARTHUR P. DAMMARELL, JR.                               August 8, 2005
------------------------------------                          ------------------
Arthur P. Dammarell, Jr.                                              Date
Treasurer, Director and Principal Financial Officer