Form 10QSB/A
period 2005-06-30
NOVA OIL INC
filed 2005-08-11
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A
                         AMENDMENT TO QUARTERLY REPORT

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



THIS AMENDMENT IS SUBMITTED SOLELY TO CORRECT THE CONTENTS OF EXHIBIT 31.2

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



                                 Nova Oil, Inc.
                                  (Registrant)


By:    /s/PAUL E. FREDERICKS                                    August 11, 2005
--------------------------------------------                   -----------------
Paul E. Fredericks                                                    Date
President, Director and Principal Executive Officer


By:    /s/ARTHUR P. DAMMARELL, JR.                              August 11, 2005
------------------------------------                           -----------------
Arthur P. Dammarell, Jr.                                              Date
Treasurer, Director and Principal Financial Officer