Form 10QSB
period 2005-09-30
NOVA OIL INC
filed 2005-11-14
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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


                   17922 N. Hatch Road, Colbert, WA 99005-9377
                    (Address of principal executive offices)

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 126-2 of The Exchange Act).

Yes [X]  No [ ]

At November 8, 2005, 6,765,000 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I.

                                                                            PAGE


ITEM 1.     Balance Sheet at September 30, 2005                               3


            Statements of Operations for the Three and Nine
            Month Periods Ended September 30, 2005 and 2004                   4

            Statements of Cash Flows for the Nine
            Month Periods Ended September 30, 2005 and 2004                   5

            Notes to Financial Statements                                     6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             7

ITEM 3.     Controls and Procedures                                           9

                               PART II.

ITEM 1.     Legal Proceedings                                                10

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds      10

ITEM 3.     Defaults Upon Senior Securities                                  10

ITEM 4.     Submission of Matters to a Vote of Security Holders              10

ITEM 5.     Other Information                                                10

ITEM 6.     Exhibits and Reports on Form 8-K                                 10

            Signatures                                                       11

            Certifications                                                   12

Nova Oil, Inc.                               Balance Sheet at September 30, 2005
--------------------------------------------------------------------------------

                                     PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                     ASSETS

                                                                September 30,
                                                                    2005
                                                              ------------------
Current assets:
  Cash                                                        $          43,369
  Accounts receivable                                                       956
                                                              ------------------
    Total current assets                                                 44,325
                                                              ------------------

    Total assets                                              $          44,325
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $             167
                                                              ------------------
    Total current liabilities                                               167
                                                              ------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.0001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding
  Common stock; $0.001 par value; 100,000,000
   Shares authorized; 5,865,000 shares issued
   and outstanding                                                        5,865
  Additional paid-in capital                                            149,746
  Accumulated deficit                                                  (111,453)
                                                             -------------------
    Total stockholders' equity                                           44,158
                                                             -------------------

    Total liabilities and stockholders' equity               $           44,325
                                                             ===================









   The accompanying notes are an integral part of these financial statements.

                                              Statements of Operations for the
Nova Oil, Inc.                                Three and Nine Month Periods Ended
(Unaudited)                                   September 30, 2005 and 2004
--------------------------------------------------------------------------------

                                           September 30, 2005                  September 30, 2004
                                         Three              Nine             Three              Nine
                                        Months             Months            Months            Months

SALES OF OIL                         $         886     $       18,752    $        3,396     $      11,974
                                     --------------    ---------------   ---------------    --------------

OPERATING EXPENSES:
  Production expenses                        1,052             10,810             2,407            11,278
  Accounting and auditing                    1,925             21,191             2,233            11,984
  General and administrative
    expenses                                 2,201              8,254             8,537            12,712
 Amortization and accretion                                     1,745               603             1,428
                                     --------------    ---------------   ---------------    --------------
    Total operating expenses                 5,178             42,000            13,780            37,402
                                     --------------    ---------------   ---------------    --------------

OTHER (INCOME) EXPENSE:
  Interest income                              (68)              (149)              (82)             (324)
  Gain on sale of oil properties            (3,961)            (3,961)
                                     --------------    ---------------   ---------------    --------------
    Total other (income)                    (4,029)            (4,110)              (82)             (324)
                                     --------------    ---------------   ---------------    --------------

NET LOSS                             $         263     $       19,138    $       10,302     $      25,104
                                     ==============    ===============   ===============    ==============

NET LOSS PER SHARE                   $         Nil     $          Nil    $          Nil     $         Nil
                                     ==============    ===============   ===============    ==============

WEIGHTED AVERAGE NUMBER
OF SHARES OUSTANDING -
BASIC                                    5,865,000          5,853,718         5,735,000         5,698,358
                                     ==============    ===============   ===============    ==============














   The accompanying notes are an integral part of these financial statements.

                                                Statements of Cash Flows for the
Nova Oil, Inc.                                  Nine Month Periods Ended
(Unaudited)                                     September 30, 2005 and 2004
--------------------------------------------------------------------------------

                                                        September 30,      September 30,
                                                            2005               2004
                                                       ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $      (19,138)    $      (25,104)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
     Amortization and accretion                                 1,745              1,428
     Gain on sale of oil properties                            (3,961)
     Stock issued for account payable                           4,400
  Change in:
    Accounts receivable                                         1,940                350
    Inventory                                                   5,295             (2,714)
    Accounts payable                                           (5,980)            (2,313)
                                                       ----------------   ----------------
      Net cash used by operating activities                   (15,699)           (28,353)
                                                       ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of oil properties                                       23,477
                                                       ----------------   ----------------
      Net cash provided by investing activities                23,477
                                                       ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock, net of offering costs                                     17,102
                                                       ----------------   ----------------
      Net cash provided by financing activities                                   17,102
                                                       ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                 7,778            (11,251)

CASH AT BEGINNING OF PERIOD                                    35,591             56,557
                                                       ----------------   ----------------

CASH AT END OF PERIOD                                  $       43,369     $       45,306
                                                       ================   ================











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

4.       Net Loss per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of income statements for entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three and nine month periods ended September 30, 2005 and 2004, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

5.       Sale of Oil Properties

On June 30, 2005, the Company entered into Assignments of Working Interests, with the operator of the Company's two oil wells, D-Mil Production, Inc. The Assignments provide for the sale of the Company's working interests in its two oil wells, Smith-Boswell #1 and Steinbach Unit #1. Under the terms of the Assignments, the Company received $23,477 upon execution of the documents on July 19, 2005. The sale was ratified by shareholders on October 19, 2005.

6.         Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 statement of operations presentation. These reclassifications have no effect on net loss as previously reported.

7.       Subsequent Event

On October 19, 2005, the shareholders of the Company, at their annual meeting, ratified and approved the 2005 Nova Oil Stock Incentive Plan. Subsequent to such ratification and approval, the Company issued, in the aggregate, 900,000 shares of stock-based compensation to the following individuals for services rendered. Management's estimate of the fair value of the shares at the date of issuance on October 20, 2005, was $0.10 per share, for total compensation of $90,000.


---------------------------------------- ----------------------------------- ------------------------------------
                 NAME                                 Position                     NUMBER OF SHARES ISSUED
---------------------------------------- ----------------------------------- ------------------------------------
Paul E. Fredericks                         President, Principal Executive                  275,000
                                                Officer and Director
---------------------------------------- ----------------------------------- ------------------------------------
Arthur P. Dammarell, Jr.                   Treasurer, Principal Financial                  405,000
                                                Officer and Director
---------------------------------------- ----------------------------------- ------------------------------------
Bruce E. Cox                                   Secretary and Director                      110,000
---------------------------------------- ----------------------------------- ------------------------------------
Terrence J. Dunne                                     Advisor                              110,000
---------------------------------------- ----------------------------------- ------------------------------------



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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

For the three months ended September 30, 2005, the Company experienced a net loss of $263 compared to a net loss of $10,302 during the comparable period of the previous year. The decrease in the net loss from 2004 to 2005 primarily resulted from no legal expenses during the current quarter as compared to the same period of 2004.

During the three-month period ended September 30, 2005, the Company generated $886 from the sale of 20 barrels of oil that sold at an average sales price of approximately $44 per barrel. During the three-month period ended September 30, 2004, the Company generated $3,396 from the sale of 92 barrels of oil that sold at an average sales price of approximately $37 per barrel.

Direct oil production expenses during the three-month period ended September 30, 2005 were $1,052, compared to $2,407 for the three-month period ended September 30, 2004. This decrease was primarily due to the sale of the Company's working interests in its two oil wells at the end of the second quarter of 2005. Accordingly, amortization and accretion expenses during the three-month period ended September 30, 2005, were nil or $0, as compared to $603 or $7 per barrel of oil sold during the three-month period ended September 30, 2004.

General and administrative expenses decreased from $8,537 during the third quarter of 2004, to $2,201 during the comparable quarter of 2005. The decrease in general and administrative expenses during the third quarter of 2005 was primarily due to a decrease in expenditures related to legal services.

Accounting and auditing expenses decreased from $2,233 during the third quarter of 2004, to $1,925 during the comparable quarter of 2005.

Interest income decreased from $82 during the third quarter of 2004, to $68 during the third quarter of 2005. The decrease was due to a corresponding decrease in interest bearing cash assets.

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, the Company experienced a net loss of $19,138 compared to a net loss of $25,104 during the comparable period of the previous year. The decrease in the net loss from 2004 to 2005 was primarily due to the gain on the sale of the Company's working interests in its two oil wells at the end of the second quarter of 2005.

FINANCIAL CONDITION AND LIQUIDITY

During the nine-month period ended September 30, 2005, the Company used $15,699 of cash in operating activities. The Company has incurred operating losses of $111,453 since its inception (February 25, 2000), which raises substantial doubt about its ability to continue as a going concern.

Management plans to fund future short-term operating needs from existing cash reserves, possibly loans from shareholders, and, if necessary, sales of the Company's common stock. There are no assurances that management will be successful in its plans.

Management anticipates that existing cash reserves, proceeds from the sale of the Company's common stock, and the proceeds derived from the sale of the Company's working interests in its two oil wells should provide sufficient operating capital for the next twelve months.

Management estimates fiscal year 2005 cash inflows from oil sales, interest earned from interest bearing accounts, the sale of common stock, and the sale of the Company's working interests in its two oil wells to equal $54,289, and cash outflows from operating expenditures to be $41,643, which will result in a projected net cash inflow of $12,646 at the end of the fiscal year, as shown in the following table. No expenditures for capital projects have been budgeted for fiscal year 2005.





          [The balance of this page has been intentionally left blank.]

              Cash Inflows and Outflows & Timing of Work Scheduled
                                Fiscal Year 2005
                                   (Estimated)

                                           2005          1st Qtr          2nd Qtr        3rd Qtr           4th Qtr
                                                         (Actual)         (Actual)       (Actual)
                                          --------       --------        ---------       --------          --------
Cash Inflows (estimated)
  Sale of oil                             $ 20,612       $  7,846        $   5,511       $  6,299          $    956
  Exercise of stock options                 10,000              0                0              0            10,000
  Sale of working interests in wells        23,477              0                0         23,477                 0
  Interest income                              200             40               40             68                52
                                          --------       --------        ---------       --------          --------
Total                                     $ 54,289       $  7,886        $   5,551       $ 29,844          $ 11,008

Cash Outflows (estimated)
Capital expenditures (Projects)           $      0       $      0        $       0       $      0          $      0

Operating expenses (estimated)
  Oil production expenses                 $  6,151       $  2,834        $   2,446       $    871          $      0
  General & administrative expenses
  (G&A)
    Printing & copying                         500              0              141            244               115
    Postage                                    450              0              132            201               117
    Telephone & fax                            450             73               73            160               144
    Office supplies                            285             70              100              0               115
    Accounting & auditing                   23,117          9,043           10,224          1,925             1,925
    Legal fees                               1,000              0                0              0             1,000
    Transfer agent fees                        370             15              250              5               100
    Bank fees                                   96             24               24             24                24
    Registered agent - Texas                   149            149                0              0                 0
    Registered agent - Nevada                  135            135                0              0                 0
    Nevada Secretary of State                  175            175                0              0                 0
    SEC filings - EDGAR                      8,224          1,784            2,564          1,376             2,500
    Stock quotation service                    300              0              300              0                 0
    ADP proxy service                          141              0                0            141                 0
    Miscellaneous                              100              0                0              0               100
                                          --------       --------        ---------       --------          --------
Total operating expenses (est):           $ 41,643       $ 14,302        $  16,254       $  4,947          $  6,140
                                          --------       --------        ---------       --------          --------
Net cash inflows(outflows)(est):          $ 12,646       $(6,416)        $(10,703)       $ 24,897          $  4,868

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed by the Company's president and treasurer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the president and treasurer concluded that disclosure controls and procedures were effective as of September 30, 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in the Company's internal control over financial reporting during the three and nine month periods ended September 30, 2005.

                                    PART II.


ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Incorporated by reference to the Company's current report: Form PRE 14A, Preliminary Proxy Statement for Annual Shareholders Meeting, filed on August 25, 2005.

         Incorporated by reference to the Company's current report: Form DEF 14A, Definitive Proxy Statement for Annual shareholders Meeting, filed on September 21, 2005.

ITEM 5.  OTHER INFORMATION

         Incorporated by reference to the Company's current report: Reporting on Form 8-K, Item 5.03 Amendments to Articles of Incorporation or Bylaws and Item 8.01 Other Events, filed on October 26, 2005

         Incorporated by reference to the Company's current report: Reporting on Form 8-K, Item 8.01 Other Events, filed on November 7, 2005.

ITEM 6.  EXHIBITS

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



                                 Nova Oil, Inc.
                                  (Registrant)


By: /s/ PAUL E. FREDERICKS                           November 8, 2005
------------------------------------                 ---------------------------
Paul E. Fredericks                                   Date
President and Principal Executive Officer


By: /s/ ARTHUR P. DAMMARELL, JR.                     November 8, 2005
------------------------------------                 ---------------------------
Arthur P. Dammarell, Jr.                             Date
Treasurer and Principal Financial Officer