Form 10KSB
period 2005-12-31
NOVA OIL INC
filed 2006-03-13
CIK 1137469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period ___________to___________

                        Commission File Number: 000-32531

                                 NOVA OIL, INC.
                 (Name of small business issuer in its charter)

           NEVADA                                        91-2028450
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

 17922 N. Hatch Rd., Colbert, Washington                  9005-9377
(Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (509) 466-0576

           Securities registered under Section 12 (b) of the Act: None

         Securities registered under Section 12 (g) of the Exchange Act:
                         Common Stock, Par Value $0.001
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Check mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X] NO [ ]

The Issuer's revenues for the most recent fiscal year were $18,752.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and ask price of $0.36 on March 10, 2006, as reported by the Over the Counter Bulletin Board, was $731,628.

As of March 10, 2006, there were 6,925,000 shares of the Issuer's common stock outstanding.

SEC 2337 (8-04)   POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
                  INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND
                  UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

                                TABLE OF CONTENTS

                                     PART I

PAGE

ITEM 1. DESCRIPTION OF BUSINESS.............................................. 1

ITEM 2. DESCRIPTION OF PROPERTIES............................................ 7

ITEM 3. LEGAL PROCEEDINGS.................................................... 7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 7


                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS... 7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              PLAN OF OPERATIONS............................................. 8

ITEM 7. FINANCIAL STATEMENTS...............................................11-23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.......................................24

ITEM 8A. CONTROLS AND PROCEDURES.............................................24

ITEM 8B. OTHER INFORMATION...................................................24

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....................25

ITEM 10. EXECUTIVE COMPENSATION..............................................26

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS ......................26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................27

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................27

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................28

SIGNATURES...................................................................30

INDEX OF EXHIBITS

CERTIFICATIONS...............................................................32

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This Form 10-KSB ("Report") includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

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

INTRODUCTION

Nova Oil, Inc. (hereinafter is also referred to as the "Company", "Nova Oil", "Issuer" or "Registrant"). was incorporated February 25, 2000 under the laws of the State of Nevada.

The Company was organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing a solid cash flow base. The Company sold its oil well interests in 2005 and does not own any oil and gas interests at this time.

The Company's principal office is located at 17922 North Hatch Rd, Colbert, Washington 99005-9377. The contact person is Arthur P. Dammarell, Jr., Treasurer and Director. The telephone number is (509) 466-0576; the facsimile number is
(509) 466-6931.

As of March 10, 2006, the Company's authorized capitalization includes 500,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.0001 par value. As of the close of the Company's latest fiscal year, December 31, 2005, there were 6,925,000 shares of common stock outstanding. There are -0- shares of preferred stock outstanding.

The Company does not maintain any kind of website.

RECENT ACTIVITIES

On October 19, 2005, at the Annual Shareholders Meeting, the shareholders of the Company elected the Company's Board of Directors; ratified DeCoria, Maichel & Teague P.S. as the Company's independent auditor; ratified the 2005 Nova Oil Stock Incentive Plan; ratified an amendment to the Company's Articles of Incorporation increasing the Company's authorized common stock from 100,000,000 to 500,000,000 shares, par value $0.001; and, ratified the sale of the Company's working-interests in its two oil wells.

On June 27, 2005, the Board of Directors adopted a resolution to sell the Company's working-interests in its two oil wells, namely, the Smith-Boswell #1 and the Steinbach Unit #1, effective June 30, 2005, with the sale being subject to a vote of and approval by the shareholders of the Company.

On May 5, 2005, the Board of Directors adopted a resolution establishing a 2005 Nova Oil Stock Incentive Plan (the "Plan") for employees, officers, directors, originators, and advisors of the Company. The number of shares of Common Stock to be allocated to the Plan would be 900,000 shares, subject to a vote of and approval by the shareholders of the Company. The Plan would be administered by the Company's Compensation Committee.

On April 19, 2005, the Board of Directors adopted resolutions to amend the Articles of Incorporation increasing the number of authorized shares of Common Stock for issue from 100,000,000 shares of Common Stock to 500,000,000 shares of Common Stock, subject to a vote of and approval by the shareholders of the Company.

On April 5, 2005, the Company's Common Stock was made effective by the National Association of Securities Dealers for listing and trading on the over-the-counter electronic bulletin board (OTCBB). The Company's Common Stock trades under the symbol "NVAO".

The Board of Directors of the Company met eight times and the Audit Committee met four times during fiscal year 2005.

OPERATIONS AND POLICIES

The Company currently has no operations. As of October 19, 2005, the Company became a "shell company". The Company's status as a "shell company" was reported on the Form 10-QSB for the period ended September 30, 2005, as filed on November 14, 2005. A "shell company" is a reporting company (that is, a company that files periodic reports under the Exchange Act) with no or nominal operations and with no or nominal assets, or assets consisting solely of cash and cash equivalents. The term "nominal" is not defined.

Since October 19, 2005, the Company has not engaged in any operations. The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. A "shell company" transaction will normally involve the acquisition or merger with a corporation that desires to establish a public trading market for its common stock. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity.

 Due to the Company's ongoing liquidity needs and potential capital expenditures, in June 2005, Management decided it was appropriate to sell our working interests in two oil wells located in Bastrop County, Texas. The Company had originally purchased those interests in December 2000. From December 2000 through May 31, 2005 the Company's share of the wells has generated approximately $71,706 through the sale of crude oil, while incurring operating expenses of approximately $71,002 for a net gain of approximately $704. The total operating expenses include approximately $35,264 in ordinary expenses, and $32,738 in extraordinary repair costs. In early 2004, Management analyzed the repair history of the wells for the period from late 2000 through October 31, 2004, and realized that major breakdowns and accompanying extraordinary expenditures occur every 10 months on average. The last major repairs took place in the Fall of 2004. Management decided to avoid the expenses related to a future breakdown and sold its working interests in the Smith-Boswell and Steinbach Unit wells effective June 30, 2005. An agreement to purchase our working interests was reached with D-MIL Production, Inc. of Argyle, Texas, the majority owner and operator of the two wells. An Assignment of the Company's interests was entered into on July 11, 2005. The Shareholders ratified our sale of the assets at the annual meeting on October 19, 2005.

HISTORICAL CORPORATE DEVELOPMENT

The Company was incorporated in Nevada, USA on February 25, 2000.

The organization meeting of the Company and the initial directors meeting of the Company was held on March 24, 2000. At this meeting it was decided that the fiscal year of the Company would end on December 31st of each calendar year and forms of Common and Preferred Stock certificates were presented. It was also agreed that the Company issue up to 3,000,000 shares of its common stock for an aggregate of up to $7,500 in capital contributions to the Company by Arthur P. Dammarell, Jr. and Jeanne L. Dammarell, Carol A. Dunne, Bruce E. Cox, Paul E. Fredericks and Susan S. Fredericks, Deborah H. Schneider and Daniel W. Schneider, and Charles A. Cleveland. Also, at the March 24 meeting, Daniel W. Schneider was appointed as President, Paul E. Fredericks as Vice-President, Bruce E. Cox as Secretary, and Arthur P. Dammarell, Jr. was appointed as Treasurer of the Company.

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

On December 7, 2000, the Company purchased, in the amount of $29,700, certain interests in oil and gas properties in the state of Texas. The Company's oil and gas properties consisted of working interests in two oil and gas wells (the "Smith Boswell #1" and the "Steinbach Unit #1"). The Smith Boswell #1 is a 43.73 acre unit and the Steinbach Unit #1 is a 40.32 acre unit, both located in the Ruth Mackey Survey, Abstract 47, Bastrop County, Texas. Each of the working interests granted the Company a 49.5% working interest, or a 38.61% net revenue interest after underlying royalty payments, in the oil and gas produced and marketed from each well.

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

As of March 10, 2006 the Company had approximately 55 shareholders.

RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

WE ARE NOW CLASSIFIED AS A "SHELL COMPANY" AND FAILURE TO MEET SEC REQUIREMENTS
-------------------------------------------------------------------------------
CAN CREATE SUBSTANTIAL AND EXPENSIVE REGULATORY COMPLIANCE REQUIREMENTS
-----------------------------------------------------------------------

On or about October 19, 2005, we became what is known as a "shell company" since we sold all of our natural resource properties and our shareholders ratified the sale.

The SEC has adopted regulatory efforts to control "shell companies". As part of a continuing effort against fraud and abuse in the market for highly speculative securities, especially securities that trade at low share prices, on April 15, 2004, the Securities and Exchange Commission (SEC) issued rules regarding publicly reporting "shell companies" and became effective on Aug. 22, 2005.These rules are designed to ensure that investors in shell companies that acquire companies have timely access to the same kind of information as is available to investors in public companies generally. The rules :

     o require a public shell company to report on Form 8-K an event that causes a company to cease being a shell company and to include in the Form 8-K the same type of detailed information about the company as it would be required to file to register a class of securities under the Securities Exchange Act of 1934 (Exchange Act); and

     o   prohibit shell companies from using Form S-8.

IF WE REACH AN AGREEMENT WITH ANOTHER COMPANY TO COMBINE, NEW SEC REGULATORY
----------------------------------------------------------------------------
REQUIREMENTS REQUIRE ADDITIONAL AND EXPENSIVE DISCLOSURES
---------------------------------------------------------

As a "shell company", we are required to file via Form 8-K, an information statement, within 4 days of a reverse merger with another company. The Form 8-K must describe among other things, the newly combined company, stock issued, information of new officers and directors, a full description of the business, and financial statements audited to US GAAP standards. Essentially the Form 8-K must disclose the same type of information required in registering a class of securities under the Securities Exchange Act of 1934. (See SEC Release No. 33-8587). Additionally, since we are listed on the OTC Electronic Bulletin Board, the registered or "free trading" shares can continue to trade. However any new shares offered must first be registered with the SEC. This process takes at least four months and normally requires filing a Registration statement with the SEC under Reg. SB-2 or SB-1. The preparation of any registration statement particularly with the same type of information required in registering a class of securities under the Securities Exchange Act of 1934 is an expensive and time consuming process, with attorneys fees, auditors fees, due diligence costs, potential other reports necessary.

Independent Registered Public Accounting Firm's Opinion - Going Concern
-----------------------------------------------------------------------

The Company's financial statement for the years ended December 31, 2005 and December 31, 2004, were audited by the Company's independent registered public accounting firm, whose report was dated February 18, 2006, and includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

No Revenue and Nominal Assets
-----------------------------

As of July 1, 2005, moving forward, the Company has had no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Speculative Nature of Company's Proposed Operations
---------------------------------------------------

The success of the company's proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of an identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event that the Company completes a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

Scarcity of and Competition for business opportunities and Combinations
-----------------------------------------------------------------------

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Nova Oil, and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Continued Management Control, Limited Time Availability
-------------------------------------------------------

While seeking a business combination, management anticipates devoting up to approximately 120 hours per month to the business of the Company. The Company's officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services any of these individuals would adversely affect development of the Company's business and its likelihood of continuing general administrative operations.

Conflicts of Interest - General
-------------------------------

The Company's officers and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

Lack of Market Research or Marketing Organization
-------------------------------------------------

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Even in the event demand is identified for a merge or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control and Management
-----------------------------------------

A business combination involving the issuance of the Company's stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage share Ownership Following Business Combination
----------------------------------------------------------------------

The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

Requirement of Audited Financial Statements May Disqualify Business
-------------------------------------------------------------------
Opportunities
-------------

Management of the Company believes that any private company representing a potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with obtaining audited financial statements.

Employees
---------

The Company has no paid employees. None of the Company's executive officers are employed by the Company. Management services are provided on an "as needed" basis. The Company has no oral or written contracts for services with any member of management.

There is no preliminary agreement or understanding, existing or under contemplation, by the Company (or any person acting on its behalf) concerning any aspect of the Company's operations pursuant to which any person would be hired, compensated or paid a finder's fee.

Company's Stock may be Considered a "Penny Stock"
-------------------------------------------------

The Company's securities may be classified as a "penny stock" depending upon their market price and the manner in which they are traded. The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions.

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

     o provide detailed written disclosure to buyers of current price quotations for our shares, and of any sales

     o commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction;

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

Dilution
--------

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

If we fail to maintain an effective system of internal controls, we may not be
------------------------------------------------------------------------------
able to detect fraud or report our financial results accurately, which could
----------------------------------------------------------------------------
harm our business and we could be subject to regulatory scrutiny.
-----------------------------------------------------------------

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning in fiscal year 2007, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have prepared an internal plan of action for compliance with the requirements of
Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed the effectiveness evaluation. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses as reported by the our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company does not currently hold interests in any properties.

The Company's executive offices are currently located at 17922 North Hatch Road, Colbert, Washington 99005-9377, in an area comprised of approximately 100 square feet. The space is provided at no cost to the Company and any resulting rent expense if the space were rented to the Company would be immaterial. The real property is owned by Arthur P. Dammarell, Jr., the treasurer and a director of the Company. The Company considers the facilities adequate for current purposes. In the event that this space becomes unavailable in the future, the Company may seek to lease space from an unaffiliated party at prevailing competitive rates.

ITEM 3. LEGAL PROCEEDINGS

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 19, 2005, the Company held its Annual Shareholders Meeting. The Company's shareholders elected the Board of Directors of the Company, as follows: Paul E. Fredericks, Arthur P. Dammarell, Jr., and Bruce E. Cox (see following table for votes cast).

--------------------------------- ------------------------------ ------------------------------- ------------------------------
            NOMINEE                           FOR*                          AGAINST*                       ABSTAIN*
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Paul E. Fredericks                          5,380,900                          0                               0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Arthur P. Dammarell, Jr.                    5,380,900                          0                               0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Bruce E. Cox                                5,380,900                          0                               0
--------------------------------- ------------------------------ ------------------------------- ------------------------------

* Common Stock outstanding on October 19, 2005 was 5,865,000 shares.

Other matters submitted to a vote of security holders for ratification are, as follows: selection of DeCoria, Maichel & Teague P.S. as independent registered public accountants; 2005 Nova Oil Stock Incentive Plan; amendment to the Articles of Incorporation; sale of working-interests in Smith-Boswell #1 and Steinbach Unit #1 oil wells; and, vote upon such other matters as may properly come before the meeting (see following table for votes cast).

--------------------------------------------------------- ------------------------ ---------------------- ---------------------
            OTHER MATTERS SUBMITTED FOR VOTE                       FOR*                  AGAINST*               ABSTAIN*
--------------------------------------------------------- ------------------------ ---------------------- ---------------------
Selection of DeCoria, Maichel & Teague P.S.                      5,380,900                   0                     0
--------------------------------------------------------- ------------------------ ---------------------- ---------------------
2005 Nova Oil Stock Incentive Plan                               4,917,900                413,000                50,000
--------------------------------------------------------- ------------------------ ---------------------- ---------------------
Amendment to the Articles of Incorporation                       5,210,900                120,000                50,000
--------------------------------------------------------- ------------------------ ---------------------- ---------------------
Sale of Smith-Boswell #1 & Steinbach Unit #1 wells               5,330,900                   0                   50,000
--------------------------------------------------------- ------------------------ ---------------------- ---------------------
Other matters that may come before the meeting                   5,235,900                 20,000               125,000
--------------------------------------------------------- ------------------------ ---------------------- ---------------------

* Common Stock outstanding on October 19, 2005 was 5,865,000 shares.


                                     PART II

ITEM 5. MARKET PRICE FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Common Stock of the Company is traded in the over-the-counter market on the NASD Bulletin Board under the symbol "NVAO". The following table shows the high ask and low bid prices for the Common Stock during the last three fiscal quarters ending December 31, 2005. The Company's Common Stock was listed for trading on the OTCBB, on April 5, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

--------------------------- ------------------------ ---------------------------
  FISCAL YEAR 2005                  HIGH ASK                  LOW BID
--------------------------- ------------------------ ---------------------------
  OTCBB Listed: 04/05/05
--------------------------- ------------------------ ---------------------------
  Quarter ended  06/30/05             .25                       .05
--------------------------- ------------------------ ---------------------------
  Quarter ended  09/30/05             .59                       .10
--------------------------- ------------------------ ---------------------------
  Quarter ended  12/31/05             .20                       .10
--------------------------- ------------------------ ---------------------------

Columbia Stock Transfer Company (located in Post Falls, Idaho) is the registrar and transfer agent for the Company's common stock.

On March 10, 2006, the shareholders' list for the Company's common shares showed approximately fifty-five shareholders and 6,925,000 shares outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

The preferred stock of the Company is not registered and does not trade.

ITEM 6. MANAGEMENT'S DICUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CERTAIN INFORMATION REGARDING THE COMPANY'S PLAN OF OPERATION HAS BEEN INCLUDED IN ITEM 8B. OTHER INFORMATION, BELOW.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005, COMPARED TO THE YEAR ENDED DECEMBER 31,
2004

The Company reported a net loss of $111,715 for the year ended December 31, 2005, compared to a net loss of $37,331 reported for the year ended December 31, 2004. The increase in the net loss during 2005 was primarily due to the issuance of 900,000 shares of Common Stock, expensed at $0.10 per share, for management and consulting fees.

Oil sales for the year ended December 31, 2005, were $18,752, and were generated from sales of 279 barrels of oil at an average sales price of $67.21 per barrel. During 2004, the Company had sales of $17,570 generated from the sales of 500 barrels of oil at an average sale price of $35.14 per barrel.

Direct oil production expenses during the year ended December 31, 2005, were $10,810 or $38.75 per barrel of oil sold, compared to $19,826 or $39.65 per barrel sold during the year ended December 31, 2004.

Amortization and accretion expenses during the year ended December 31, 2005, were $1,745 or $6.25 per barrel of oil sold, compared to $2,097 or $4.19 per barrel sold during the year ended December 31, 2004. Combined direct oil production, amortization and accretion expenses during the year ended December 31, 2005, were $12,555 or $45 per barrel of oil sold, compared to $21,923 or $43.85 per barrel during the year ended December 31, 2004.

General and administrative expenses of $32,120 were incurred during 2005. Expenditures of a substantial nature included independent registered public accountant's auditing and review fees, non-independent certified public accountant fees on a contract basis, EDGARizing and filing of Annual Report on Form 10-KSB for year ended December 31, 2004, and Quarterly Reports on Form 10-QSB. During 2004, our general and administrative expenses consisted of $33,353, and related primarily to costs associated with our preparation and filing of required reports with the Securities and Exchange Commission, and legal and EDGARizing fees related to the preparation and filing of a Form SB-2 registration statement. Other recurring general and administrative expenses were related to costs such as telephone, postage, photocopying and annual licensing and filing fees.

Interest income for the year ended December 31, 2005, was $247 and was comparable to $375 of interest income for the year ended December 31, 2004. During both periods interest income was generated from interest bearing cash investment accounts. The decrease was due to a corresponding decrease in interest bearing cash assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

FOR THE YEAR ENDED DECEMBER 31, 2005

The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern include seeking out and identifying a target acquisition for a merger with the Company. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Total assets at December 31, 2005 were $49,709, stockholders' equity was $49,581 and the accumulated deficit was $204,030. During 2005, $8,000 was generated from financing activities, compared to $18,202 received in 2004. Net cash provided by investing activities was $23,477, which represents proceeds received from the sale of the Company's oil well interests.

Total cash used by operating activities for the year ended December 31, 2005 was $19,939 compared to cash used in operating activities of $39,168 during the year ended December 31, 2004. The decrease in cash used in operating activities was primarily due to reduced oil well operating costs, as a result of the sale of the Company's operating assets on June 30, 2005.

An affiliate of the Company exercised options for 160,000 shares of common stock in the fourth quarter of 2005, generating $8,000 in proceeds from the issuance of common stock at $0.05 per share. Option Certificates totaling 140,000 options expired or lapsed on November 25, 2005.

As of December 31, 2005 the Company had $49,581 in working capital, current assets of $49,709 and current liabilities of $128.

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

Due to the current financial condition of the Company, management has not identified any petroleum interests for acquisition and the Company is not negotiating with any entity for the acquisition of such interests.

The Board of Directors has determined that because of the Company's working capital deficiency, significant operating losses and lack of liquidity, there is doubt about the Company's ability to continue as a going concern unless additional working capital is obtained.

The Company has no agreements with management, investors, shareholders or anyone else regarding additional financing at this time. Because of the nature of the Company's business, there are no trends in the nature of its capital resources, which could be considered predictable. To date, the Company's capital resources have consisted primarily of the sale of common shares pursuant to private placements and the exercise of stock options by its officers, directors and originators.

Effective June 30, 2005, Nova Oil's management initiated a reorganization of the Company by selling the Company's operating assets, namely, the Company's working interests in the Smith-Boswell #1 and Steinbach Unit #1 oil wells. On

October 19, 2005, at the Annual Shareholders Meeting, the shareholders of the Company ratified the sale of the Company's working interests in its two oil wells. A reorganization of the Company may include, but not be limited to, reduction in expenditures, disposal of assets, reducing ownership interest in the oil wells, a reverse stock split, seeking out a larger oil company for merger, and/or developing strategic alliances with other companies. As of December 31, 2005, management had not entered into any agreements or alliances with other companies.




          (The balance of this page has been intentionally left blank.)

ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto as required under Item 310 of Regulation SB are as follows: Audited financial statements for the years ended December 31, 2005 and 2004.

Audited financial statements for the years ended December 31, 2005 and 2004

                                                                            Page

Report of Independent Registered Public Accounting Firm, dated
February 18, 2006 ............................................................12

Balance Sheets as of December 31, 2005 and 2004 ..............................13

Statements of Operations for the years ended December 31, 2005 and 2004 ......14

Statement of Changes in Stockholders' Equity for the years ended
December 31, 2005 and 2004 ...................................................15

Statements of Cash Flows for the years ended December 31, 2005 and 2004 ......16

Notes to Financial Statements .............................................17-21

Supplemental Information (Unaudited) ......................................22-23







          (The balance of this page has been intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nova Oil, Inc.

We have audited the accompanying balance sheets of Nova Oil, Inc., ("the Company") as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Oil, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/ DECORIA, MAICHEL & TEAGUE P.S.


Spokane, Washington
February 18, 2006

NOVA OIL, INC.
BALANCE SHEETS
December 31, 2005 and 2004

                                     ASSETS

                                                                      2005                   2004
                                                                 ---------------        ---------------
Current assets
     Cash                                                         $      47,129          $      35,591
     Accounts receivable                                                     -                   2,896
     Prepaid legal expense                                                2,580                     -
     Inventory                                                               -                   5,295
                                                                 ---------------        ---------------
            Total current asset                                          49,709                 43,782
                                                                 ---------------        ---------------

Fixed assets:
    Oil properties (successful efforts method), net                          -                  21,683
    Asset retirement obligation, net                                         -                   6,199
                                                                 ---------------        ---------------
                                                                             -                  27,882
                                                                 ---------------        ---------------

        Total assets                                              $      49,709          $      71,664
                                                                 ===============        ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $         128          $       6,147
                                                                 ---------------        ---------------
        Total current liabilities                                           128                  6,147
                                                                 ---------------        ---------------

Asset retirement obligation, net                                             -                   6,621
                                                                 ---------------        ---------------
        Total liabilities                                                   128                 12,768
                                                                 ---------------        ---------------

Commitments and contingencies (Note 5)

Stockholders' equity:
    Preferred stock, $0.0001 par value;
      5,000,000 shares authorized; no shares
       issued or outstanding                                                 -                      -
    Common stock, $0.001 par value; 100,000,000
     shares authorized; 5,755,000 shares
     issued and outstanding                                                  -                   5,755
Common stock, $0.001 par value; 500,000,000
     shares authorized; 6,925,000 shares
     issued and outstanding                                               6,925                     -
    Additional paid-in capital                                          246,686                145,456
    Accumulated deficit                                                (204,030)               (92,315)
                                                                 ---------------        ---------------
        Total stockholders' equity                                       49,581                 58,896
                                                                 ---------------        ---------------

        Total liabilities and stockholders' equity                $      49,709          $      71,664
                                                                 ===============        ===============

   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2005 and 2004




                                                 2005                 2004
                                           ---------------       ---------------

Sales of oil                                $      18,752         $      17,570
                                           ---------------       ---------------

Operating expenses:
    Production expenses                            10,810                19,826
    Management and consulting fees                 90,000
    General and administrative expenses            32,120                33,353
    Amortization and accretion expense              1,745                 2,097
                                           ---------------       ---------------
                                                  134,675                55,276
                                           ---------------       ---------------
Other income:
    Gain on sale of oil properties                  3,961                    -
    Interest income                                   247                   375
                                           ---------------       ---------------
                                                    4,208                   375
                                           ---------------       ---------------

Net loss                                    $     111,715         $      37,331
                                           ===============       ===============

Net loss per share-basic                    $        0.02         $        0.01
                                           ===============       ===============

Weighted average common
  shares outstanding-basic                      6,048,123             5,709,098
                                           ===============       ===============




























   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2005 and 2004

                                                                             ADDITIONAL
                                           COMMON STOCK       PAID-IN        ACCUMULATED
                                              SHARES          AMOUNT           CAPITAL          DEFICIT           TOTALS
                                          --------------   --------------   --------------   --------------   --------------
Balances, December 31, 2003                   5,460,000     $      5,460     $    127,549     $    (54,984)    $    78,025

Issuance of common stock in private
  placement, net of offering costs,
  $0.10 per share                               275,000              275           16,927                            17,202

Issuance of common stock for options
  exercised, $0.05 per share                     20,000               20              980                             1,000

Net loss                                                                                           (37,331)         (37,331)
                                          --------------   --------------   --------------   --------------   --------------
Balances, December 31, 2004                   5,755,000            5,755          145,456          (92,315)          58,896

Issuance of common stock for payment
 of legal expenses, $0.04 per share             110,000              110            4,290                             4,400

Issuance of common stock for options
 exercised, $0.05 per share                     160,000              160            7,840                             8,000

Issuance of common stock for management
 and consulting fees, $0.10 per share           900,000              900           89,100                            90,000
Net loss                                                                                          (111,715)        (111,715)
                                          --------------   --------------   --------------   --------------   --------------

Balances, December 31, 2005                   6,925,000     $      6,925     $    246,686     $   (204,030)    $     49,581
                                          ==============   ==============   ==============   ==============   ==============


















   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005 and 2004

                                                                       2005               2004
                                                                 ----------------   ----------------
Cash flows from operating activities:
    Net loss                                                      $     (111,715)    $      (37,331)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
       Amortization and accretion                                          1,745              2,097
       Gain on sale of oil properties                                     (3,961)
       Stock issued for legal expense                                      4,400
       Stock issued for management and consulting fees                    90,000
    Change in:
      Accounts receivable                                                  2,896             (1,400)
      Inventory                                                            5,295             (2,579)
      Prepaid legal expense                                               (2,580)
      Accounts payable                                                    (6,019)                45
                                                                 ----------------   ----------------
          Net cash used by operating activities                          (19,939)           (39,168)
                                                                 ----------------   ----------------

Cash flows from investing activities:
    Proceeds from sale of oil properties                                  23,477
                                                                 ---------------
          Net cash provided by investing activities                       23,477
                                                                 ---------------

Cash flows from financing activities:
    Proceeds from private placement sale of common
     stock, net of offering costs                                                            17,202
    Proceeds from exercise of common stock options                         8,000              1,000
                                                                 ----------------   ----------------
          Net cash provided by financing activities                        8,000             18,202
                                                                 ----------------   ----------------


Net change in cash                                                        11,538            (20,966)

Cash, beginning of year                                                   35,591             56,557
                                                                 ----------------   ----------------

Cash, end of year                                                 $       47,129     $       35,591
                                                                 ================   ================











   The accompanying notes are an integral part of these financial statements.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

         Nova Oil, Inc. (the "Company") is a Nevada Corporation that was formed on February 25, 2000. The Company was organized to acquire and develop working interests in oil and gas properties in the United States. As of October 19, 2005, the primary activity of the Company involved seeking merger or acquisition candidates with whom it can either merge or acquire.

         The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern include seeking out and identifying a target acquisition for a merger with the Company. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation
         ---------------------

         Included in the Company's production expenses as presented are all direct expenses of oil production, including repairs, severance taxes and royalties. Not included in production expenses are accretion and amortization expenses, and corporate administration expenses.

         Revenue recognition
         -------------------

         The Company recognized revenue associated with the sale of its crude oil when the purchaser accepted title by taking physical delivery of the oil. The commodity price paid for the Company's crude oil, West Texas/New Mexico Intermediate, was set by Koch's daily average for the calendar month immediately prior to the month that the purchaser took delivery.

         Cash and cash equivalents
         -------------------------

         For the purpose of the balance sheet and statements of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be cash equivalents.

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

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         Oil and gas properties
         ----------------------

         Until the Company's oil and gas properties were sold on June 30, 2005, the properties consisted of working interests in producing oil wells having proved reserves. Quantitative information contained herein regarding the Company's oil and gas properties, and production from those properties, relates to these working interests. All the Company's oil and gas properties were in the United States.

         The Company followed the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells were capitalized when incurred, pending determination of whether an individual well found proved reserves. If it was determined that an exploratory well had not found proved reserves, the costs of drilling the well were expensed. The costs of development wells were capitalized whether productive or nonproductive. The Company amortized capitalized costs on the units-of-production method based on production and total estimated proved reserves.

         Fair values of financial instruments
         ------------------------------------

         The carrying amounts of financial instruments, including cash and accounts payable, approximated their fair values as of December 31, 2005.

         Segment information
         -------------------

         During the years ended December 31, 2005 and 2004, all of the Company's revenue came from sales of oil to one customer. The Company's only industry segment is oil and gas production.

         Inventories
         -----------

         Inventories consist of crude oil in storage and are recorded at cost of production on a first-in, first-out basis or market price, whichever is lower.

         Stock-based compensation
         ------------------------

         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, establishes accounting standards for stock-based compensation plans. The standards require companies to recognize expense based on the price of the Company's stock. The Company adopted the provisions of SFAS No. 123 on October 19, 2005, when the Company's Stock Incentive Plan became effective. (See Note 6 Stockholders Equity - Stock Incentive Plan.)

         New accounting pronouncements
         -----------------------------

         On December 16, 2004, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Proforma disclosure is no longer an option. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. The Company's adoption of Statement 123(R) is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 changes the accounting and reporting for voluntary changes in accounting principles, whereby the effects will be reported as if the newly adopted principle has always been used. SFAS No. 154 also includes minor changes concerning the accounting for changes in estimates, correction of errors and changes in reporting entities. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

3.       OIL AND GAS PROPERTIES

         The Company sold its oil and gas properties effective on June 30, 2005, which consisted of working interests in two oil and gas wells for $23,477 and recognized a net gain of $3,961. The following table presents the Company's capitalized costs and accumulated amortization at December 31, 2005 and 2004, relating to its oil and gas reserves.

                                                   2005              2004

              Proved reserves purchased     $        29,700     $       29,700
              Accumulated amortization              (10,184)            (8,017)
              Proved reserves sold                  (19,516)
                                            ----------------   ----------------
              Net proved reserves                       -0-     $       21,683
                                            ================   ================

4.       ASSET RETIREMENT OBLIGATION

         The Company adopted Statement of Financial Accounting Standards 143, "Accounting for Asset Retirement Obligations," which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. During 2004 the Company recorded an asset retirement cost related to costs associated with closing its oil wells at retirement in approximately twelve years. An asset retirement obligation representing the present value of estimated closure costs was also recorded in the amount of $6,381. The asset retirement obligation was adjusted for the accretion of the present value discount, which was charged to operations. The asset retirement cost was amortized to operations over the life of the related oil wells. Accretion and amortization expense related to the asset retirement obligation and asset retirement for 2005 and 2004 is $1,745 and $1,857 cost, respectively. The obligation and related asset balances at December 31, 2005 is $0 due to the sale of the Company's oil well interests.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS:

5.       INCOME TAXES

         The Company recorded no income tax provision for the years ended December 31, 2005 or 2004, as during those years only net losses were incurred. At December 31, 2005 and 2004, the Company had deferred tax assets of approximately $69,400 and $31,400, respectively. The deferred tax assets were calculated assuming a 34% marginal income tax benefit rate. The deferred tax assets resulted principally from net income tax operating loss carryforwards of approximately $204,000 and $92,300, at December 31, 2005 and 2004, respectively.

         The deferred tax assets for both years were fully reserved for, as the Company's management is uncertain whether it is "more likely than not" that the assets will be utilized at this stage of the Company's development.

6.       STOCKHOLDERS' EQUITY

         Common stock
         ------------

         The Company has one class of common stock available for issue. The common stock is non-assessable and has a par value of $0.001. At December 31, 2005, 500,000,000 shares were authorized for issue, and 6,925,000 shares were issued and outstanding. At December 31, 2004, 100,000,000 shares were authorized for issue.

         Preferred stock
         ---------------

         The Company is authorized to issue 5,000,000 shares of Preferred Stock with a par value of $0.0001 per share, none of which had been issued at December 31, 2005.

         Private placement
         -----------------

         During 2003, the Company offered restricted shares of its common stock for sale in a private placement. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to
         Section 4(2) of the Act and Rule 506 of Regulation D, offered up to 2,000,000 shares of the Company's restricted common stock for sale at $0.10 per share. Net proceeds from the offering, after accrued underwriter commissions, legal expenses, and other offering costs, were $17,102 and $23,509 during 2004 and 2003, respectively. The Company terminated the offering on February 27, 2004.

         Stock incentive plan
         --------------------

         On May 5, 2005, the Board of Directors adopted a Stock Incentive Plan ("the 2005 Plan") for employees, officers, directors, originators, and advisors. The 2005 Plan reserved 900,000 common shares for distribution, and is administered by the Company's Compensation Committee. The 2005 Plan was ratified by shareholder approval on October 19, 2005. Pursuant to shareholder approval, the Company issued all of the available 900,000 shares to management and a consultant (all of whom are related parties), at $0.10 per share, for a total value of $90,000.

         Stock options
         -------------

         During 2005 and 2004, 160,000 and 20,000 stock options, respectively, were exercised at $0.05 per share. No compensation expense was recognized in connection with the options as they were not granted pursuant to any compensatory plan, and management has determined their fair value to be immaterial at the date of the grant. At December 31, 2004, 300,000 stock options were outstanding. During 2005, 160,000 options were exercised, and 140,000 options had expired. Therefore, at December 31, 2005, no stock options were outstanding, as all options had either expired or been exercised.

NOVA OIL, INC.
NOTES TO FINANCIAL STATEMENTS:

6.       STOCKHOLDERS' EQUITY, CONTINUED:

         Warrants
         --------

         A placement agent optioned its right to 69,500 stock purchase warrants, exercisable at $0.14 per share, in connection with an offering of shares of the Company's restricted common stock (see Private placement). The warrants are exercisable after February 27, 2004, but no later than February 27, 2009. At December 31, 2005 and 2004, the 69,500 warrants had not been exercised.

7.       RELATED PARTY TRANSACTIONS

         The Company receives certain administrative services and office spaces from Arthur P. Dammarell, Jr., a director and officer, for no charge to the Company. The value of these services and office space is immaterial individually, and in the aggregate, to the Company's financial statements.

NOVA OIL, INC.
SUPPLEMENTAL INFORMATION
For the years ended December 31, 2005 and 2004 (Unaudited)

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

         The following table is a reconciliation of the Company's estimated net quantities of proved oil reserves, based upon net oil production to be generated from the Company's working interests and as estimated by petroleum consultants. The Company sold its oil and gas properties on June 30, 2005.

                                                                  BARRELS OF OIL

           Proved reserves, December 31, 2003                             7,260
           Oil production for the year ended December 31, 2004             (500)
                                                                  --------------
           Proved reserves, December 31, 2004                             6,760
           Oil production for the year ended December 31, 2005             (279)
           Sale of oil properties at June 30, 2005                       (6,481)
                                                                  --------------
           Proved reserves, December 31, 2005                               -0-
                                                                  ==============


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

NOVA OIL, INC.
SUPPLEMENTAL INFORMATION
For the years ended December 31, 2004 and 2003 (Unaudited)

9.       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS, CONTINUED:

         The following summary sets forth the Company's future net cash flow relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69, at December 31, 2004:

                                                                 2004

           Future cash inflows                              $     270,950
           Future production costs                               (201,500)
           Future income tax (provision) benefit                  (13,515)
                                                           ---------------
           Future net cash flows                                   55,935
           Effect of 10% discount factor                          (20,170)
                                                           ---------------
           Standardized measure of discounted
              future net cash flows                         $      35,765
                                                           ===============

         The year-end oil price used in calculating the standardized measure of discounted future net cash flows at December 31, 2004, was $40.08 per barrel.

         The principal source of change in the standardized measure of discounted future net cash flow was as follows for the year ended December 31, 2004:

                                                                 2004

           Standardized measure, beginning of year          $      23,787
           Effect on sales of change in oil prices                 72,826
           Sales of oil produced, net of costs                    (60,848)
                                                           ---------------
           Standardized measure, end of year                $      35,765
                                                           ===============

         The Company sold its oil and gas properties during 2005.




          (The balance of this page has been intentionally left blank.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed by the Registrant's President and Treasurer/Principal Financial Officer of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on that evaluation, the president and treasurer/principal financial officer concluded that disclosure controls and procedures were effective as of December 31, 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B. OTHER INFORMATION

PLAN OF OPERATION

On October 19, 2005, the Registrant's shareholders ratified the sale of the Company's operating assets, thus becoming a "shell" company and, as such, intends to seek to acquire the assets or shares of an entity actively engaged in a viable business in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. While we will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that audited statements will be provided prior to the closing or consummation of a transaction. We have no paid full or part-time employees. Management services are provided on an "as needed basis." Management anticipates that our business plan can be implemented by the officers of the Company devoting approximately 28 hours, in the aggregate, per week to our business affairs. Consequently, conflicts of interest may arise with respect to the time commitment by such officers. In addition, our officers and directors may, in the future, become involved with other companies, which have a business purpose similar to that of ours. As a result, additional conflicts of interest may arise in the future.

FINANCING

The Company believes that it can satisfy its cash requirements for the foreseeable future with its existing cash accounts and has no plans to raise additional funds in the next twelve months. Management has no plans to seek loan financing.

EMPLOYEES

The Company does not expect to have any employees, unless or until such time as it acquires a business opportunity.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The names, ages, business experience and positions of the Company's directors and executive officers as of March 10, 2006, are set out below.

  ------------------------------ ---------------- ----------------------------- --------------------- ----------------------
              NAME                     AGE                  POSITION               DIRECTOR SINCE             TERM
  ------------------------------ ---------------- ----------------------------- --------------------- ----------------------
  Paul E. Fredericks                   51             President & Director              2000                 Annual
  ------------------------------ ---------------- ----------------------------- --------------------- ----------------------
  Arthur P. Dammarell, Jr.             62             Treasurer & Director              2000                 Annual
  ------------------------------ ---------------- ----------------------------- --------------------- ----------------------
  Bruce E. Cox                         55             Secretary & Director              2000                 Annual
  ------------------------------ ---------------- ----------------------------- --------------------- ----------------------

Business Experience
-------------------

PAUL E. FREDERICKS. Mr. Fredericks is currently the President, Director and Principal Executive Officer of the Company. He has been President since September, 2002, and was Vice-President prior to that date. Mr. Fredericks is a member of the Company's Audit Committee. From January 1985 to the present, he has owned and operated his own business, Mineral Logic. His Company is involved in compiling data on mines and prospects in Montana and Idaho and doing data compilation and GIS development for mineral exploration and mining companies throughout the western hemisphere. From March 1988 to January 1991, he was Senior Geologist and a computer specialist for Western Gold Exploration and Mining Company, located in Missoula, Montana. Mr. Fredericks attended Humboldt State University where he received a Bachelor Of Science Degree in geology in 1977. He also attended the University of Texas, at Austin where he received a Master's degree in geology in 1980. Mr. Fredericks resides in Missoula, Montana.

BRUCE E. COX. Mr. Cox is the Secretary and a Director of the Company. Mr. Cox is a member of the Audit Committee. From 1973 to the present, he has been a professional geologist and consultant. Mr. Cox is currently employed by Stillwater Mining Company. He also continues to serve as a consultant on mining projects and is involved in two industrial mineral ventures. Mr. Cox attended Western Carolina University where he received a Bachelor of Science Degree in geology in 1971. He also attended the University of Montana, where he received a Master's degree in geology in 1973. Mr. Cox resides in Missoula, Montana.

ARTHUR P. DAMMARELL, JR. Mr. Dammarell is Treasurer, Director and Principal Financial Officer of the Company. He became self-employed as a business development consultant in April 1999, and currently serves in such capacity. From 1980 to 1999 he held various positions in Virginia City Gold Mines, Inc., including director, president and CEO. From 1993 to 1996, Mr. Dammarell was operations manager and co-owner of Direct Realty Service in Spokane, Washington. He has twenty-eight years of management experience in the public and private sector. Mr. Dammarell attended Eastern Washington University, where he received his bachelor-of-arts degree in 1977. Mr. Dammarell resides in Colbert, Washington.

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

Compensation Committee
----------------------

On May 5, 2005, the Company's Board of Directors adopted a Stock Incentive Plan. The "Plan" was approved by the Company's shareholders at the Annual Shareholders Meeting held on October 19, 2005. Members of the Compensation Committee include Paul E. Fredericks, Bruce E. Cox and Arthur P. Dammarell, Jr.

Code of Ethics
--------------

On February 23, 2004, the Board of Directors adopted a Code of Ethics for Nova Oil, Inc. A copy of the Code of Ethics can be obtained from the Company's Principal Financial Officer.

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC, an initial report of ownership of our stock on a Form 3 and reports of changes in ownership on a Form 4 or a Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Under SEC rules, certain forms of indirect ownership and ownership of company stock by certain family members are covered by these reporting requirements. We believe that during fiscal 2005, only one report was not timely filed. Charles Cleveland made a charitable contribution on December 31, 2005, which was not reflected in a timely report. A Form 5 filing has been made.

ITEM 10. EXECUTIVE COMPENSATION

Prior to 2005, Directors and officer received no compensation. During the year ended December 31, 2005, the Company issued as compensation the following shares to:

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
---------------------------------------- ----------------------------------- ------------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
              RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 10, 2006, the names of, and number of shares beneficially owned, by persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each of the Company's directors and executive officers; and the number of shares beneficially owned by all of the Company's directors and executive officers as a group. At such date, there were 6,925,000 outstanding shares.

----------------------- ----------------------------------------- --------------------------------------- ---------------------
                                                                     AMOUNT AND NATURE OF BENEFICIAL
    TITLE OF CLASS                   NAME OF OWNER                            OWNERSHIP [2]                 PERCENT OF CLASS
----------------------- ----------------------------------------- --------------------------------------- ---------------------
     Common Stock       Carol A. Dunne                                             601,350                        8.68%
----------------------- ----------------------------------------- --------------------------------------- ---------------------
     Common Stock       Charles A. Cleveland [4] [5]                               770,000                       11.12%
----------------------- ----------------------------------------- --------------------------------------- ---------------------
     Common Stock       Arthur P. Dammarell, Jr. [1]                             1,105,000                       15.96%
----------------------- ----------------------------------------- --------------------------------------- ---------------------
     Common Stock       Bruce E. Cox [1]                                           630,000                        9.10%
----------------------- ----------------------------------------- --------------------------------------- ---------------------
     Common Stock       Paul E. Fredericks [1]                                     975,000                       14.08%
----------------------- ----------------------------------------- --------------------------------------- ---------------------
     Common Stock       Daniel W. Schneider [3] and Deborah H.                     641,350                        9.26%
                          Schneider 2000 Revocable Trust
----------------------- ----------------------------------------- --------------------------------------- ---------------------
     Common Stock       Total ownership of Officers and
                          Directors as a group (3 individuals)                   2,710,000                       39.13%
----------------------- ----------------------------------------- --------------------------------------- ---------------------

[1] A Director and Executive Officer of the Company.
[2] All of these shares are restricted pursuant to Rule 144.
[3] Former Director and Executive Officer of the Company up until September
    2002.
[4] Includes 160,000 options that were exercised on November 23, 2005.
[5] Includes 110,000 shares issued in January 2005, as part of legal fees for work done on Form SB-2 in 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 7 to the Financial Statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

                                  EXHIBIT INDEX
                                  -------------
                                   FORM 10-KSB
                                  NOVA OIL, INC.

--------------- ------------------------------------------------------------------------------------ -------
  EXHIBIT #                                         DESCRIPTION                                       KEY
--------------- ------------------------------------------------------------------------------------ -------
3.1             Articles of Incorporation, dated 02/25/2000                                           [1]
--------------- ------------------------------------------------------------------------------------ -------
3.2             Amended and Restated Articles of Incorporation, dated 10/19/2005                      [11]
--------------- ------------------------------------------------------------------------------------ -------
3.3             Bylaws, dated 03/24/2000                                                              [1]
--------------- ------------------------------------------------------------------------------------ -------
4.1             Form of Common Stock Certificate                                                      [1]
--------------- ------------------------------------------------------------------------------------ -------
4.2             Warrant to purchase 69,500 shares common stock granted to Public Securities, Inc.,    [7]
                dated 05/26/2004
--------------- ------------------------------------------------------------------------------------ -------
4.3             Letter from William F. Ross to NASD, dated 03/29/2005                                 [10]
--------------- ------------------------------------------------------------------------------------ -------
5.1             Opinion on Legality, dated 08/10/2004                                                 [8]
--------------- ------------------------------------------------------------------------------------ -------
10.1            Participation Agreement between D-MIL Production, Inc., dated 12/07/2000              [1]
--------------- ------------------------------------------------------------------------------------ -------
10.2            Operating Agreement between D-MIL Production, Inc., dated 12/01/2000                  [1]
--------------- ------------------------------------------------------------------------------------ -------
10.3            Assignment of Working Interest between D-MIL Production, Inc., dated 12/18/2000       [1]
--------------- ------------------------------------------------------------------------------------ -------
10.4            Assignment of Working Interest between D-MIL Production, Inc., dated 12/18/2000       [1]
--------------- ------------------------------------------------------------------------------------ -------
10.5            Production Reserve Summary                                                            [1]
--------------- ------------------------------------------------------------------------------------ -------
10.6            Exemption Acknowledgement - Washington State Department of Financial Institutions,    [1]
                dated 05/09/2000
--------------- ------------------------------------------------------------------------------------ -------
10.7            Option Certificates granted to officers, directors and originators, dated             [4]
                11/18/2002
--------------- ------------------------------------------------------------------------------------ -------
10.8            Placement Agent Agreement between Public Securities, Inc., dated 10/08/2003           [7]
--------------- ------------------------------------------------------------------------------------ -------
10.9            Subscription Agreement - Regulation D (506)                                           [7]
--------------- ------------------------------------------------------------------------------------ -------


--------------- ------------------------------------------------------------------------------------ -------
10.10           2005 Stock Incentive Plan, dated 05/05/2005                                           [11]
--------------- ------------------------------------------------------------------------------------ -------
10.11           Assignment of Working Interest between D-MIL Production, Inc., dated 07/19/2005       [12]
--------------- ------------------------------------------------------------------------------------ -------
10.12           Assignment of Working Interest between D-MIL Production, Inc., dated 07/19/2005       [12]
--------------- ------------------------------------------------------------------------------------ -------
14              Code of Ethics, dated 02/23/2004                                                      [6]
--------------- ------------------------------------------------------------------------------------ -------
17              Letter on departure of director, dated 09/06/2002                                     [3]
--------------- ------------------------------------------------------------------------------------ -------
21              Subsidiaries of the Company                                                           [1]
--------------- ------------------------------------------------------------------------------------ -------
23.1            Consent of D-MIL Production, Inc., dated 03/07/2002                                   [2]
--------------- ------------------------------------------------------------------------------------ -------
23.2            Consent of Independent Registered Public Accountants, dated 04/01/2001                [1]
--------------- ------------------------------------------------------------------------------------ -------
23.3            Consent of Independent Registered Public Accountants, dated 04/15/2002                [2]
--------------- ------------------------------------------------------------------------------------ -------
23.4            Consent of Independent Registered Public Accountants, dated 06/29/2004                [7]
--------------- ------------------------------------------------------------------------------------ -------
23.5            Consent of Independent Registered Public Accountants, dated 08/12/2004                [8]
--------------- ------------------------------------------------------------------------------------ -------
23.6            Consent of Independent Registered Public Accountants, dated 02/08/2005                [9]
--------------- ------------------------------------------------------------------------------------ -------
23.7            Consent of Independent Registered Public Accountants, dated 04/15/2005                [10]
--------------- ------------------------------------------------------------------------------------ -------
23.4            Consent of Counsel, dated 08/10/2004                                                  [8]
--------------- ------------------------------------------------------------------------------------ -------
31.1            Certification of Principal Executive Officer pursuant to rule                         [*]
                13a-14(a)/15d-14a(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
--------------- ------------------------------------------------------------------------------------ -------
31.2            Certification of Principal Financial Officer pursuant to rule                         [*]
                13a-14(a)/15d-14a(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
--------------- ------------------------------------------------------------------------------------ -------
32.1            Certification of Principal Executive Officer pursuant to U.S.C. 18, Section 1350,     [*]
                as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
--------------- ------------------------------------------------------------------------------------ -------
32.2            Certification of Principal Financial Officer pursuant to U.S.C. 18, Section 1350,     [*]
                as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
--------------- ------------------------------------------------------------------------------------ -------
99.1            Certificate of Authority - State of Texas, dated 03/12/2001                           [1]
--------------- ------------------------------------------------------------------------------------ -------
99.2a           Railroad Commission of Texas (Form P-4)                                               [1]
99.2b           a.       Form P-4 Notification, Smith-Boswell #1, dated 01/11/1999
                b. Form P-4 Notification, Steinbach Unit #1, dated 11/20/2000
--------------- ------------------------------------------------------------------------------------ -------
99.3            Audit Committee Charter, dated 05/20/2003                                             [5]
--------------- ------------------------------------------------------------------------------------ -------

KEY
---

[1] Incorporated by reference to our Registration Statement on Form 10-SB12G, filed on April 4, 2001.
[2] Incorporated by reference to our Registration Statement on Form 10-SB12G/A, filed on April 19, 2001.
[3] Incorporated by reference to our Current Report on Form 8-K, filed on September 9, 2002.
[4] Incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2002.
[5] Incorporated by reference to our Current Report on Form 8-K, filed on July 8, 2003.
[6] Incorporated by reference to our Annual Report on Form 10-KSB, filed on March 25, 2004.
[7] Incorporated by reference to our Registration Statement on Form SB-2, filed on June 30, 2004.
[8] Incorporated by reference to our Registration Statement on Form SB-2/A , filed on August 12, 2004.
[9] Incorporated by reference to our Registration Statement on Form SB-2, POS AM/1, filed on February 8, 2005.
[10] Incorporated by reference to our Registration Statement on Form SB-2, POS
     AM/2, filed on April 18, 2005.
[11] Incorporated by reference to our Proxy Statement on Form PRE 14A, filed on
     May 9, 2005.
[12] Incorporated by reference to our Current Report on Form 8-K, filed on
     August 1, 2005.
[*] Filed herewith, to our Annual Report on Form 10-KSB, fiscal year ended December 31, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Audit Committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel and Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2005 were pre-approved by the Audit Committee.

Audit Fees
----------

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly report on Form 10-QSB for 2005 and 2004 were $15,875 and $12,500, respectively, net of expenses.

Audit-Related Fees
------------------

Other fees billed by DeCoria, Maichel & Teague P.S. during 2005 for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees", above, was $1,496. There were no such fees in 2004.

Tax Fees
--------

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2005 and 2004 were $415 and $428, respectively.

All Other Fees
--------------

There were no fees billed by DeCoria, Maichel & Teague P.S. during 2005 and 2004 for any other products and services provided by DeCoria, Maichel & Teague P.S.




          (The balance of the page has been intentionally left blank.)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOVA OIL, INC.
                                          (Registrant)

                                          By:/s/ PAUL E. FREDERICKS
                                             -----------------------
                                             Paul E. Fredericks
                                             President, Director and
                                             Principal Executive Officer
                                             Date: March 10, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By:/s/ PAUL E. FREDERICKS
                                             ----------------------
                                             Paul E. Fredericks
                                             President, Director and
                                             Principal Executive Officer
                                             Date: March 10, 2006

                                          By:/s/ ARTHUR P. DAMMARELL, JR.
                                             -----------------------------
                                             Arthur P. Dammarell, Jr.
                                             Treasurer, Director and
                                             Principal Financial Officer
                                             Date: March 10, 2006

                                          By:/s/ BRUCE E. COX
                                             -----------------
                                             Bruce E. Cox
                                             Secretary and Director
                                             Date: March 10, 2006







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