Form 10QSB
period 2006-04-30
NOVA OIL INC
filed 2006-06-15
CIK 1137469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from

COMMISSION FILE NUMBER: 000-32531

Nova Oil, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	91-2028450
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

The Riviana Building, 2777 Allen Parkway, Suite 800, Houston, Texas 77019

(Address of Principal Executive Offices)

(713) 869-6682

(Issuer’s Telephone Number, Including Area Code)

December 31

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 13, 2006
Common stock, $0.001 par value	71,720,833

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

EXPLANATORY NOTE

Prior to March 31, 2006, Nova Oil, Inc. a Nevada corporation, was a non-operating “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended. On March 31, 2006, Nova Oil completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange therefor. As a result of the share exchange, Biosource America became a subsidiary of Nova Oil, a change of control of Nova Oil occurred as the former Biosource shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova Oil and Nova Oil ceased being a “shell company.”  For accounting purposes, the transaction described above has been treated as an acquisition of Nova Oil by Biosource America and as a recapitalization of Biosource America. The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America. In connection with the share exchange, as reported in Nova Oil’s current report on Form 8-K filed with the SEC on April 3, 2006, Nova Oil changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America. Pursuant to informal guidance of the staff of the Securities and Exchange Commission, no transition report is required in connection with the change in fiscal year end and, beginning with this quarterly report on Form 10-Q for the quarter ended April 30, 2006, periodic reports will be filed based on the fiscal year of Biosource America as adopted by Nova Oil.

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This report includes statements regarding the Company’s plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of feed-stocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company assumes no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by the Company in the Company’s reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, the Company’s actual results may vary materially from those expected or projected.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Nova Oil, Inc
Consolidated Balance Sheet
As of April 30, 2006
(Unaudited)

ASSETS
Current assets
Cash	$5,281,197
Accounts receivable, net
Prepaid expenses	302,918
Other current assets	15,050
Total current assets	5,599,165
Property and equipment, net of accumulated deprecation of $58,770	1,032,442

Intangible assets
Intellectual property	2,250,000
Proprietary technology	2,500.000
Goodwill	444,710
Total intangible assets	5,194,710
Total Assets	$11,826,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,137,279
Accrued expenses	198,106
Billings in excess of costs & estimated earnings on uncompleted contracts	5,552,116
Short term notes payable	200,000
Total current liabilities	7,087,501

Stockholders’ Equity
Preferred stock, .0001 par value; 5,000,000 shares authorized; no sharesissued and outstanding
Common, $.001 par value, 500,000,000 shares authorized, 71,720,833 shares issued and outstanding	71,721
Additional Paid-in capital	6,691,611
Accumulated deficit	(2,024,516)
Total Stockholders’ Equity	4,738,816
Total Liabilities and Stockholders’ Equity	$11,826,317

Nova Oil, Inc.,
Consolidated Statements of Operations
 For the Three Month Period Ended April 30, 2006 and
For the Period from Inception (December 1, 2005) through April 30, 2006
 (Unaudited)

	Three Months Ended April 30, 2006	Period from Inception (December 1, 2006) through April 30, 2006
Contract revenues	$4,544,624	$4,544,624
Cost of revenues	4,450,530	4,450,530
Gross Profit	94,094	94,094

Expenses
Selling, general and administrative	610,900	646,502
Interest expense	1,413,338	1,413,338
Depreciation	58,770	58,770

Total operating expenses	2,083,008	2,118,610
Net Loss	$(1,988,914)	$(2,024,516)

Basic and diluted Net Loss per share	$(0.03)	$(0.03)

Weighted average of units outstanding	70,417,803	70,405,278

Nova Oil, Inc
Consolidated Statement of Cash Flows
For the Period From Inception (December 1, 2005) through April 30, 2006

Cash flows from operating activities
Net Loss	$(2,024,516)
Adjustments to reconcile net loss to net
Cash provided by operating activities
Depreciation	58,770
Interest expense	1,413,332
Changes in
Prepaid expense and other current assets	(317,968)
Accrued expenses	198,106
Accounts payable	1,137,279
Billings in excess of costs and estimated earnings on uncompleted contracts	4,552,116

Net cash provided by operating activities	5,017,119

Cash flows from investing activities
Purchase of plant & equipment	(35,922)

Cash flows from financing activities
Payments on note payable Billings	(50,000)
Proceeds from sale of stock	350,000

Net cash provided by financing activities	300,000

Net increase in cash and cash equivalents	5,281,197

Cash & cash equivalents
Beginning of period	—

End of period	$5,281,197

Supplemental disclosures
Cash paid for interest	$—
Cash paid for taxes	$—

Non-cash financing and investing activities
Issuance of common stock for conversation of note payable	$5,000,000
Purchase of fixed assets and intangible assets in exchange for note payable	6,000,000
Accounts receivable applied to note payable	1,000,000
Purchase of patent for note payable	250,000

Nova Oil, Inc
Consolidated Statement Of Stockholders’ Equity
For the Period from Inception (December 1, 2005) through April 30, 2006

Description	Common Shares	Common Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Proceeds from the issuance of common stock	70,387,500	$70,388	$279,612		$350,000

Issuance of common stock in conversion of debt	1,333,334	1,333	6,412,000		6,413,333

Net loss				$(2,024,516)	(2,024,516)

BalanceApril 30, 2006	71, 720,834	$71,721	$6,691,612	$(2,024,516)	$4,738,817

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of Nova Oil, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nova Oil’s Annual Report filed with the SEC on Form 10-KSB and the audited financial statement and notes thereto of Biosource Fuels, LLC and the audited financial statements and notes thereto of Biosource America, Inc., each contained in Nova Oil’s Current Report on Form 8-K filed with the SEC on April 3, 2006.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 8-K have been omitted.

Organization and Nature of Operations

Nova Oil, Inc. has developed technology for the production of biodiesel fuel from animal fats and greases. It  also designs and constructs facilities for the production of biodiesel fuels.

Nova Oil, Inc. a Nevada corporation was a non-operating “Shell” as defined under the rules and regulations of the Securities and Exchange Act of 1933.   Nova Oil completed a Share Exchange on March 31, 2006, pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange therefor.  Each Biosource Stockholder received two shares of common stock of Nova Oil in exchange for every three shares of common stock of Biosource America surrendered in exchange thereof.  As a result of the Share Exchange, Biosource America became a subsidiary of Nova Oil, a change of control of Nova Oil occurred as the former Biosource Stockholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova Oil and Nova Oil ceased being a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

For accounting purposes, the acquisition described above has been treated as an acquisition of Nova Oil by Biosource America and as a recapitalization of Biosource America. The historical financial information prior to March 31, 2006 is that of Biosource America. In connection with the shares exchange, on March 31, 2006, Nova Oil changed its fiscal year from December 31 to October 31, the fiscal year end of Biosource America.

Biosource America was incorporated in Texas on December 1, 2005 and remains as a wholly owned operating subsidiary of Nova Oil.  On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other bio-fuels from animal and vegetable based fats, oils and greases.  This acquisition is described more fully in Note 5 below.

NOTE 2 - SUMMARY OF CHANGES IN SIGNIFICANT ACCOUNTING POLICY

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant inter-company accounts  have been eliminated in consolidation.

Property Plant and Equipment

Property plant and equipment are stated at cost. Depreciation is calculated using the straight line method over the properties’ estimated useful lives of fives years.  The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures that increase the life of an asset will be capitalized and depreciated over the estimated remaining useful of the asset.

Impairment of Long-Lived Assets

In accordance with SFAS No. 142 and SFAS No. 144, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and Nova Oil's intentions at the time an impairment adjustment were considered necessary.

Revenue Recognition

Revenues from contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs of each contract.  This method is used because management considers total costs to be the best available measure of progress on the contracts. Contract costs include all direct material, labor cost and those indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time.  Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts (if any) are made in the period in which such losses are determined. Changes in job conditions, job performance and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The accounts maintained by the Company at the financial institutions are insured by the Federal Deposit up to $100,000. The uninsured balance was $505,972.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk of loss of cash.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation.

FAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of FAS-123R effective December 1, 2005, under the modified prospective transition method.

NOTE 3 - CONSTRUCTION CONTRACTS

Cost and estimated earnings in excess of billings on uncompleted contracts as of April 30, 2006 consists of the following:

Cost incurred on uncompleted contracts	$4,445,730
Billings on uncompleted contracts	10,096,740

Total	$5,552,116

Included in accompanying balance sheet under the following caption:

Billings in excess of cost of uncompleted contracts	$5,552,116

NOTE 4- BUSINESS COMBINATION

In February 2006,  Nova Oil acquired the assets of Biosource Fuels, LLC through the issuance of a $6,000,000 note payable. Nova Oil accounted for the acquisition using the purchase method of accounting for business combinations. The assets acquired included $4,500,000 of intangible assets, other than goodwill.  Of the acquired intangible assets, $2,000,000 and $2,500,000 was assigned to intellectual property and proprietary technology, respectively.  The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $444,710, which is reflected in the balance sheet as of April 30, 2006 as goodwill. This purchase price allocation is preliminary and subject to change based upon the completion of a third party appraisal. The intangibles, including goodwill, will be subject to review for possible impairment on a quarterly basis.

In April 2006, Nova Oil acquired a patent thru the issuance of a short term note of $250,000.

NOTE 5 – FEDERAL INCOME TAX

At April 30, 2006, Nova Oil had net operating loss carryforwards of approximately $2,000,000 that may be offset against future taxable income. These net operating loss carryforwards will expire in the year ending December 31, 2026.

Net deferred tax assets consist of the following as of April 30, 2006:

Deferred tax asset	$680,000
Valuation allowance	(680,000)
Net deferred tax asset	$—

NOTE 6 – CONVERSION OF DEBT TO EQUITY

In connection with the acquisition of the assets of Biosource Fuels, LLC, as described more fully in Note 4, a note payable in the amount of approximately $5,000,000 to Biosource Fuels was exchanged for common stock effective April 28, 2006. The note payable was exchanged for 1,333,333 shares of common stock valued at $4.81 per share or a total consideration valued at $6,413,333. The premium of $1,413,333 in value of common stock issued in exchange for the note payable was charged to interest expense upon conversion.

NOTE 7 - WARRANTS

A placement agent optioned its right to 69,500 stock purchase warrants, exercisable at $0.14 per share, in connection with an offering of shares of Nova Oil's common stock. The warrants are exercisable after February 27, 2004, but no later than February 27, 2009. At April 30, 2006 the 69,500 warrants had not been exercised.

NOTE 8 - SUBSEQUENT EVENTS

Equity Incentive Plan

On April 24, 2006, Nova Oil adopted its Nova Energy Holding, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides for equity incentives to be granted to employees, directors, or officers of the Company, or key advisers or consultants. Equity incentives granted under the 2006 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan will be administered by the Compensation Committee of the Board and a maximum of 10,000,000 shares of Nova Oil's common stock were authorized for issuance under the 2006 Plan.

On April 24, 2006, ten key employees of Biosource America, Inc. received non-qualified stock options to purchase in the aggregate 4,021,912 shares of Nova Oil's common stock at an exercise price of $3.04 per share, the fair market value on that date. If exercised, such options would represent approximately 5.7% of the total number of shares outstanding on such date. All such options expire ten years from the date of grant and are not exercisable until the underlying shares of common stock are registered under the Securities Act. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the options granted to the President of Biosource America, such options have additional vesting conditions, including the approval of the 2006 Plan by Nova Oil's stockholders and, in the case of options to purchase 917,772 shares, immediately upon such approval and registration and, in the case of the remaining options to purchase 1,000,000 shares, upon the later of such approval and the achievement of certain performance targets by Nova Oil.

On April 28, 2006,six key employees of Biosource America received non-qualified stock options to purchase in the aggregate 277,079 shares of Nova Oil's common stock at an exercise price of $3.88 per share, the fair market value on that date. All such options expire ten years from the date of grant and are not exercisable until the underlying shares of common stock are registered under the Securities Act. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the 64,433 options granted to the President of Biosource America, such options vest upon the later of approval of the 2006 Plan by Nova Oil's stockholders or the registration of the underlying shares of common stock under the Securities Act.

None of the above options were vested as of April 30, 2006 as the registration of the shares became  effective on June 5, 2006. Accordingly, no compensation expense was recorded through April 30, 2006 and no pro forma disclosures related to the impact of operations for the period are disclosed.

Bank Letter of Credit

On June 15, 2006, Nova Oil’s subsidiary Biosource America procured an irrevocable standby letter of credit through Sterling Bank in the amount of $3,000,000 in favor of an Escrow Agent as beneficiary for a construction project currently in progress.   Biosource America’s reimbursement obligations in respect of the letter of credit are secured by a certificate of deposit in the amount of $3,000,000.  Such letter of credit was procured to replace a letter of credit originally procured by Kenosha Beef International, Ltd. for the benefit of Biosource Fuels, LLC in connection with the same construction project.  The letter of credit expires on September 30, 2006.”

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Corporate History

Nova Oil, Inc.

Nova Oil was incorporated February 25, 2000 under the laws of the State of Nevada. Nova Oil was originally organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing a solid cash flow base.

On April 5, 2005, Nova Oil’s common stock was made effective by the National Association of Securities Dealers for listing and trading on the Nasdaq Over The Counter Bulletin Board System. Nova Oil’s common stock trades under the symbol “NVAO.”  As of October 19, 2005, Nova Oil completed the sale of all its oil and gas well interests and, as a result, became a “shell company” as it ceased operations and shifted its primary activity to seeking merger or acquisition candidates with whom it could either merge or acquire. Nova Oil is a “small business issuer” as defined by Rule 12b-2 of the Securities Exchange Act.

As of March 30, 2006, prior to the share exchange and the stock split described below,  Nova Oil’s authorized capitalization consisted of 500,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.0001 par value, with 6,925,000 shares of common stock outstanding and no shares of preferred stock outstanding. Nova Oil completed the share exchange on March 31, 2006, pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange therefore. Each Biosource shareholder received two shares of common stock of Nova Oil in exchange for every three shares of common stock of Biosource America surrendered in exchange therefore. As a result of the share exchange, Biosource America became a subsidiary of Nova Oil, a change of control of Nova Oil occurred as the former Biosource Stockholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova Oil and Nova Oil ceased being a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Also on March 31, 2006, Nova Oil declared a three-for-two forward stock split payable on April 24, 2006 to holders of record on April 10, 2006. After the stock split and the share exchange,  Nova Oil had approximately 70,387,500 shares of common stock issued and outstanding. On April 28, 2006, Nova Oil agreed to issue 1,333,333 shares of common stock in exchange for the cancellation of debt of $5,000,000, which resulted in approximately 71,720,833 shares of common stock issued and outstanding.

Prior to the share exchange, Nova Oil had no full-time or part-time employees. All of its directors and officers served without compensation except for the shares of common stock of Nova Oil granted in 2005 as described in Item 10 to Nova Oil’s annual report on Form 10-K for the year ended December 31, 2005.

After the share exchange, the principal executive offices of Nova Oil were moved to the Riviana Building, 2777 Allen Parkway, Suite 800, Houston, Texas 77019, telephone number 713-869-6682, and facsimile number 713-868-1267.  Our internet website address is www.novaenergyholding.com.

Biosource America, Inc.

Our principal operating subsidiary, Biosource America, Inc., was incorporated under the laws of the State of Texas on December 1, 2005. On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, LLC, which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. As part of the acquisition of Biosource Fuels, Biosource America acquired a patent and related patent applications with respect to the production of biodiesel and glycerin from high free fatty acid feedstocks. In addition, Biosource America acquired a fully continuous flow biodiesel pilot refinery that had been built in January 2003 in Butte, Montana. This pilot refinery has a production capacity of 80,000 gallons of biodiesel per year. Presently, Biosource America has agreements with three third parties to design and build three biodiesel refineries, one in Clinton County, Iowa, one in DeForest, Wisconsin and one in Greenville, Mississippi. Our current strategy includes the construction of two to four additional refineries for our own account, although we may enter into agreements to construct one or more refineries as joint ventures.

Plan of Operations

Short-Term Plan of Operations

Implementation of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned expenditure requirements. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we are in the process of seeking additional equity and debt funding in the near future.

Our short-term plan for growth in 2006 is dependent upon our ability to successfully execute our financial plan to raise capital and arrange for financing sufficient to accomplish the following integrated strategy:

•                  We must complete the three existing agreements for designing and building biodiesel production plants and take measures to ensure such plants are operated at the desired levels of capacity and quality.

•                  We must complete an initial equity financing for $10 to $15 million for general and administrative expenses and for operating expenses we expect to incur during 2006. We intend to move forward promptly with the design and construction of two to four biodiesel plants for our own account, and to arrange for project financing for these plants. We also intend to seek (a) to arrange long term contracts for the supply of low cost feedstock for these biodiesel plants and (b) to enter into contracts for the sale of the biodiesel fuel produced from these plants.

•                  We intend to seek out joint venture partners who are strategically situated to benefit us with respect to the engineering, construction and operation of biodiesel plants for our joint benefit. An example of such a strategic partner might be a supplier of feedstock who can also provide the equity capital necessary in order to obtain project financing for the joint venture’s engineering and construction of a biodiesel plant.

We expect general and administrative expenditures to be approximately $150,000 per month. Our executive offices are located in Houston, Texas, and we have approximately seventeen employees, inclusive of three officers in our Houston office, of which five are responsible for our administrative and accounting functions.

Longer Term Plan of Operations

If we are successful in implementing our short-term business plan, we intend to implement a longer term business plan that would include:

•                  We intend to seek out opportunities domestically to increase biodiesel refinery production capacity and cash flow through the engineering, construction and operation of domestic biodiesel plants for our own account. We hope to be able to expand into foreign markets, such as Central & South America and Asia.

•                  We intend to focus on entering into long term feedstock supply contracts in order to supply our own refineries with the feedstock needed to utilize our biodiesel refinery capacity.

•                  We intend to continue our efforts to find committed buyers for our biodiesel product. For example, heavy trucks represent an opportunity for immediate biodiesel sales due to increased government regulations on emissions, established distribution channels, and the lack of U.S. biodiesel production. Further, the U.S. armed forces are currently the nation’s single largest consumer of diesel fuel. We believe there is an opportunity to provide fuel to the military’s existing vehicles, as well as future opportunities because it is expected that new government regulations will require that a high percentage of the Department of Defense’s new vehicles must be alternative fuel vehicles. The United States Post Office, as well as other government agencies, such as the National Parks Service, is expected in the future to be a large consumer of biodiesel blends in its vehicles. In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

•                  We intend to seek out strategic joint venture partners domestically as well as in foreign markets who can provide us strategic benefits in terms of long term feedstock supply contracts, long-term commitments to buy biodiesel and capital commitments necessary to engineer, construct and operate biodiesel plants domestically and in such foreign countries.

•                  We intend to seek qualified, experienced and motivated professionals to enhance our management team. Qualified refinery operators, managers and engineers are in short supply. However, we believe that we will be in a position to offer enticing opportunities for such professionals.

•                  We believe that establishing an effective presence in foreign countries is essential for the long-term success of our biodiesel refineries. In order to be effective, we must be familiar with the local operating environment, the local refineries industry, and local companies and governments. We hope to achieve a local presence by employing qualified and respected local management and professionals.

•                  We believe that our proprietary process technologies give us an advantage in the industry. However, to remain competitive, we will need to continue to apply this technology in new ways, as well as develop future technologies.

Business Strategy

Our current business strategy for the remainder of the fiscal year involves the design and construction of biodiesel refineries in the United States and the production and marketing biodiesel and other biofuels in such region. Through our wholly owned subsidiary, Biosource America, we currently have three full scale production facilities in the design and construction phase. The first facility is being built in Clinton County, Iowa and the agreement with Clinton County Bio Energy, LLC currently provides for the design and construction of a facility with a production capacity of ten million gallons per year. The targeted substantial completion date is September 2006, although there can be no assurance that the construction and completion will not be delayed. The second plant is being built near DeForest, Wisconsin and the agreement with Anamax Energy Services, Inc. provides for the design and construction of a facility with a production capacity of twenty million gallons per year along with an adjacent tank farm. The targeted substantial completion date is January 2007, although there can be no assurance that the construction and completion will not be delayed. The third plant will be located in Greenville, Mississippi and the agreement with Scott Petroleum Corporation provides for the design and construction of a facility with a production capacity of twenty million gallons per year and we have reached an agreement in principle for the right to receive 50% of such facility’s production at approximately the production cost. In exchange for such right, we have agreed in principle to pay an initial fee of $2.5 million upon substantial completion of the facility and to pay an additional $2.7 million plus certain incremental costs through a markup to the cost of the production. The targeted completion date is early 2007.

In addition, our current business strategy calls for the design and construction of biodiesel refineries for our own account in order to produce and market biodiesel and related products. This strategy would require:

•                  Locking Up Low Cost Feedstock. Because feedstock represents 65-80% of biodiesel’s fuel cost, it is imperative that we are able to acquire raw materials at a reasonable cost in order to be competitive in the marketplace. We are currently engaged in negotiations with several large food processing and rendering companies in an effort to obtain commitments for the supply of low cost feedstock sources.

•                  Acquiring of Production Capacity. We are focused on building biodiesel plants for our own account in order to establish a substantial internal biodiesel refinery production capacity, which we believe will enable us to generate income from the marketing of biodiesel to domestic companies.

•                  Improved Process Technology. Our proprietary biodiesel production technology produces fuel that is intended to meet or exceed ASTM 6751 standards, which is the standard for biodiesel fuels set forth by the American Society for Testing and Materials (“ASTM”).

Biodiesel Production Economics

We believe that the economics of biodiesel production, whether derived from vegetable or animal based feedstocks, are affected by several factors:

•                  Commodity Prices. Biodiesel is a fuel that will likely be traded as a commodity based on a competitive value per British thermal unit (“BTU”), much like other fuels that are traded on the open market. In order to be successful and experience growth, the biodiesel industry will have to produce fuel that matches petroleum-derived diesel fuel pricing.

•                  Product Quality. Customer acceptance and confidence is essential in order for consumers to embrace and utilize the fuel as a substitute for petroleum-derived diesel fuel. Our biodiesel production process was developed with the objective of producing a fuel that meets or exceeds the product quality of petroleum-derived fuels.

•                  Feedstock Limitations. Feedstock cost comprises approximately 65-80% of all of biodiesel’s production costs. Feedstocks generally range in value from 10 to 25 cents per pound and most feedstocks can produce one gallon of biodiesel from every 8 pounds of available tri-glyceride present in the feedstock, resulting in feedstock supply costs of at least $0.80 to $2.00 per gallon. Processing costs generally range from $0.30 to $0.45 per gallon. Processing costs are fairly uniform throughout the industry. As a result, we believe that total biodiesel production costs can range from $1.10 per gallon to as high as $2.45 per gallon, with prices being primarily driven by price of the feedstock.

Currently, according to the National Biodiesel Board (“NBB”), the majority of biodiesel production is derived from soybean oil feedstock primarily because of its availability and the relative ease of converting the low free fatty acid vegetable oil into a biodiesel that can conform to ASTM standards. Commodity prices for soybeans trade at a caloric (food) value rather than at a BTU value, which is generally the basis upon which biodiesel is bought and sold. This commodity pricing difference generally makes soybean oil the preferred feedstock over inedible tallow, yellow grease, poultry fat or other waste vegetable oils.

We believe that our true multi-feedstock refining capability with comparable biodiesel quality may provide a competitive advantage over a single feedstock refining capability. For example, our biorefinieries are expected to have the capability to run a 1% free fatty acid (“FFA”) soybean oil and then immediately shift to a 20% FFA yellow grease without any changes to the plant, capital equipment, production costs or process conditions.

Industry Overview

Although prices for diesel fuel fluctuate on the commodities market, according to the United States Department of Energy, in 2005, prices reached 10 year record highs. Petroleum refining activity in many countries is or has been dominated by larger companies that may have overlooked or undervalued smaller-sized biodiesel refinery opportunities. We believe that the high diesel fuel prices and concentrated petroleum refining capacity has created market entry opportunities for smaller companies.

The biodiesel market in the United States has experienced significant growth over the past several years and the NBB expects growth to continue well into the future. According to the NBB, domestic biodiesel production has increased each year since 1999. In 2002, approximately 15 million gallons of biodiesel fuel were used, with most consumption concentrated in the federal, state, and local governments. National consumption in 2004 reached 25 million gallons, with expansion through public retail pumps and governmental fleets.

In the interest of environmental protection, new government regulation and legislation regarding permissible emissions in the United States have created an opportunity for the biodiesel industry. Most notably, recent U.S. environmental protection legislation has mandated lower sulfur contents in diesel fuel by 2006. Decreased sulfur in diesel inhibits lubricity, making petroleum diesel less desirable to use as a stand-alone product in diesel engines. Biodiesel blends such as B20, a common biodiesel blend of 20% biodiesel and 80% petroleum diesel provides acceptable levels of lubricity, which enables diesel engines to be safely operated while maintaining lower levels of sulfur emissions.

In 2004, according to the NBB, U.S. biodiesel production was approximately 75 million gallons. The use of biodiesel, while comprising less than 0.1% of the entire petroleum diesel market (an estimated 60 billion gallons), was the fastest growing alternative fuel market in the world. Based on studies conducted by the United States Department of Agriculture (“USDA”) and the NBB, it was reported that, by 2010, the demand for biodiesel in the U.S. will reach 800 million gallons, accounting for approximately 2% of the 60 billion-gallon per year total fuel market.

Government regulation globally has stimulated biodiesel growth in both the U.S and other countries. Much of the world’s industry growth is being driven by environmental protection legislation, mandated biodiesel blends and fiscal incentives.

Our growth will, in large part, depend on our ability to capture a substantial amount of the available feedstock. Considering the exponentially growing biodiesel market, future importance will be placed on the limited supply of feedstocks as well as companies that are able to efficiently use a variety of these feedstocks.

According to the United States Census Bureau, in 2005 in the U.S. there was an estimated total of 1.73 billion gallons of tallow, yellow/brown grease and poultry fat available for domestic consumption or export. Approximately one-third of these fats are exported annually. Exported fats provide the greatest opportunity to acquire feedstock without competing with the current domestic consumption. Biosource Fuels had an excellent reputation in the rendering industry and we intend to acquire rendered fats both on a commodity basis as well as through future joint venture relationships, which is anticipated to help us maintain a long-term feedstock supply.

Our growth will generally be measured in terms of production and corresponding cash flow. A significant determinant of cash flow will be commodity feedstock costs and diesel prices, over which we have no control. However, we believe that we have superior biodiesel production technology to that of our current competitors, which will enable us to efficiently utilize multiple low cost feedstocks and provide us with an economic advantage over our competitors.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash and Cash Flows from Operations

As of April 30, 2006, we had a cash balance of $5,281,197 and for the four months ended April 30, 2006 we generated cash flow from operations of $5,017,119. The primary funding of operations was received through cash received from contracts in progress. We do not currently have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and we will require additional equity and debt funding in the near future to meet the projected financial needs.

Conversion of Outstanding Debt

On April 28, 2006, we agreed to issue 1,333,333 shares of common stock to Biosource Fuels, LLC in exchange for the cancellation of our debt obligation that arose as a result of the acquisition of the business of Biosource Fuels. The transaction resulted in a non-cash interest expense in the amount of $1,413,233.

RESULTS OF OPERATIONS

Consolidated for the three months and four month ended April 30, 2006

We recorded contract revenues in the amount of $4,544,624 for the three months ended April 30, 2006 and costs incurred on uncompleted contracts of $4,450,530 for the same period.  Contract revenues were recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated costs for each contract.

Selling, general and administrative expenses of $2,083,008 were incurred for the three months ended April 30, 2006. Such amount includes a non-cash interest expense of $1,413,233 that was recorded as a result of debt converted to equity (see — Conversion of Outstanding Debt). For the four months ended April 30, 2006, we recorded selling, general and administrative expenses of $2,118,610.

A net loss of $1,988,914 was incurred for the three months ended April 30, 2006. For the four months ended April 30, 2006, we incurred a net loss of $2,024,516 or a net loss of three cents per share.

CRITICAL ACCOUNTING POLICIES

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the cost of the long-lived assets used in our operations might be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated undiscounted cash flow estimated to be generated by those assets would be compared to their carrying amounts to determine if a write-down to market value or discounted cash flow is required.

Impairment of Goodwill

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during the year resulted in no impairment losses.

Revenue Recognition

Revenues from contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs of each contract. This method is used because we consider total costs to be the best available measure of progress on the contracts. Contract costs include all direct material, labor cost and those indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts (if any) are made in the period in which such losses are determined. Changes in job conditions, job performance and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangement or commitment that will have a current effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer have reviewed our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officers believe that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On June 13, 2006, Biosource America, Inc. and the Company executed and delivered an omnibus amendment to the asset purchase agreement dated as of February 7, 2006 and related operative documents with Biosource Fuels, LLC, a Wisconsin limited liability company (“Biosource Fuels”), and the members and assignees of Biosource Fuels to memorialize the verbal agreement reached on April 28, 2006 to provide for the cancellation of a promissory note with an outstanding principal balance of $5,000,000 previously delivered as part of the purchase price for the assets of Biosource Fuels in exchange for the issuance of 1,333,333 shares of the Company’s common stock. A copy of such amendment has been filed as Exhibit 2.3 to this report and this summary is qualified in its entirety by reference to the contents of such agreement.

Item 6.

Exhibit No.	Description

2.1

Share Exchange Agreement, dated as of March 30, 2006, entered into between the Company, Biosource America, Inc. and the shareholders of Biosource America, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 31, 2006).

2.2

Asset Purchase Agreement, dated as of February 7, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 2.2 of the Company’s Current Report on Form 8-K dated March 31, 2006).

2.3*

Omnibus Amendment to Asset Purchase Agreement and operative documents, dated as of April 28, 2006, among Biosource Fuels, LLC, the members and assignees of Biosource Fuels, LLC, Nova Oil, Inc. and Biosource America, Inc.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Appendix 3 of the Company’s Definitive Proxy Statement dated September 15, 2005).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form 10-SB12G dated April 4, 2001).

10.1

Security Agreement, dated as of February 10, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.2

Collateral Assignment, dated as of February 17, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.3

Patent Security Agreement, dated as of February 17, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.4

Registration Rights Agreement, dated as of February 7, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.5

Confidentiality and Non-Competition Agreement, dated as of February 17, 2006, between Biosource America, Inc. and Resodyn Corporation (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.6

Agreement, dated as of October 17, 2005, between Clinton County Bio Energy, LLC and Biosource America, Inc. (as assignee of Biosource Fuels, LLC) (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K dated March 31, 2006).

Exhibit No.	Description

10.7

Agreement, dated as of December 28, 2005, between Anamax Energy Services, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.7 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.8*	Amendment to Agreement, dated as of April 26, 2006, between Anamax Energy Services, Inc. and Biosource America, Inc.

10.9*	Memorandum of Understanding, dated as of March 30, 2006, between Biosource America, Inc. and Scott Petroleum Company.

10.10*	Agreement, dated as of March 31, 2006, between Biosource America, Inc. and Scott Petroleum Corporation.

10.11*	Nova Energy Holding, Inc. 2006 Equity Incentive Plan.

10.12*	Form of Option Agreement for 2006 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA OIL, INC.

June 15, 2006	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

June 15, 2006	/s/ Leon van Kraayenburg
Leon van Kraayenburg
Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Share Exchange Agreement, dated as of March 30, 2006, entered into between the Company, Biosource America, Inc. and the shareholders of Biosource America, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 31, 2006).

2.2

Asset Purchase Agreement, dated as of February 7, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 2.2 of the Company’s Current Report on Form 8-K dated March 31, 2006).

2.3*

Omnibus Amendment to Asset Purchase Agreement and operative documents, dated as of April 28, 2006, among Biosource Fuels, LLC, the members and assignees of Biosource Fuels, LLC, Nova Oil, Inc. and Biosource America, Inc.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Appendix 3 of the Company’s Definitive Proxy Statement dated September 15, 2005).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form 10-SB12G dated April 4, 2001).

10.1

Security Agreement, dated as of February 10, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.2

Collateral Assignment, dated as of February 17, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.3

Patent Security Agreement, dated as of February 17, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.4

Registration Rights Agreement, dated as of February 7, 2006, between Biosource Fuels, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.5

Confidentiality and Non-Competition Agreement, dated as of February 17, 2006, between Biosource America, Inc. and Resodyn Corporation (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.6

Agreement, dated as of October 17, 2005, between Clinton County Bio Energy, LLC and Biosource America, Inc. (as assignee of Biosource Fuels, LLC) (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.7

Agreement, dated as of December 28, 2005, between Anamax Energy Services, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.7 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.8*	Amendment to Agreement, dated as of April 26, 2006, between Anamax Energy Services, Inc. and Biosource America, Inc.

10.9*	Memorandum of Understanding, dated as of March 30, 2006, between Biosource America, Inc.and Scott Petroleum Company.

10.10*	Agreement, dated as of March 31, 2006, between Biosource America, Inc. and Scott Petroleum Corporation.

10.11*	Nova Energy Holding, Inc. 2006 Equity Incentive Plan.

10.12*	Form of Option Agreement for 2006 Equity Incentive Plan.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.