Form 10QSB/A
period 2006-04-30
NOVA OIL INC
filed 2006-06-30
CIK 1137469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from

COMMISSION FILE NUMBER: 000-32531

Nova Oil, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	91-2028450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 13, 2006
Common stock, $0.001 par value	71,720,856

Transitional Small Business Disclosure Format (check one): ☐  Yes    ☒  No

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-QSB/A is being filed for the purposes of correcting certain typographical errors in “Management’s Discussion and Analysis or Plan of Operation” and adding an exhibit that was inadvertently omitted from the Company’s Form 10-QSB for the period ended April 30, 2006. In particular, two references to “selling, general and administrative expenses” should have been references to “operating expenses.”  Except as described above, the Company has not amended or modified the financial information or other disclosures contained in the Company’s Form 10-QSB as originally filed on June 15, 2006. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB on June 15, 2006, nor does it modify or update the disclosures therein in any way other than as required to reflect the changes described above and set forth below. This amendment restates the Company’s Form 10-QSB in its entirety except as modified as described.

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

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

Nova Oil, Inc
Consolidated Balance Sheet
As of April 30, 2006
(Unaudited)

ASSETS

Current assets
Cash	$5,281,197
Accounts receivable, net
Prepaid expenses	302,918
Other current assets	15,050

Total current assets	5,599,165

Property and equipment, net of accumulated deprecation of $58,770	1,032,442

Intangible assets
Patent	5,194,710

Total Assets	$11,826,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,137,279
Accrued expenses	198,106
Billings in excess of costs & estimated earnings on uncompleted contracts	5,552,116
Short term notes payable	200,000

Total current liabilities	7,087,501

Stockholders’ Equity
Preferred stock, .0001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common, $.001 par value, 500,000,000 shares authorized, 71,720,856 shares issued and outstanding	71,721
Additional Paid-in capital	6,691,611
Accumulated deficit	(2,024,516)

Total Stockholders’ Equity	4,738,816

Total Liabilities and Stockholders’ Equity	$11,826,317

Nova Oil, Inc.,
Consolidated Statements of Operations
For the Three Month Period Ended April 30, 2006 and
For the Period from Inception (December 1, 2005) through April 30, 2006
(Unaudited)

	Three Months Ended April 30, 2006	Period from Inception (December 1, 2006) through April 30, 2006
Contract revenues	$4,544,624	$4,544,624
Cost of revenues	4,450,530	4,450,530

Gross Profit	94,094	94,094

Operating expenses
Selling, general and administrative	610,900	646,502
Interest expense	1,413,338	1,413,338
Depreciation	58,770	58,770

Total operating expenses	2,083,008	2,118,610

Net Loss	$(1,988,914)	$(2,024,516)

Basic and diluted Net Loss per share	$(0.03)	$(0.03)

Weighted average of shares outstanding	70,417,803	70,405,278

Nova Oil, Inc
Consolidated Statement of Cash Flows
For the Period From Inception (December 1, 2005) through April 30, 2006

Cash flows from operating activities
Net Loss	$(2,024,516)
Adjustments to reconcile net loss to net
Cash provided by operating activities
Depreciation	58,770
Interest expense	1,413,332
Changes in
Prepaid expense and other current assets	(317,968)
Accrued expenses	198,106
Accounts payable	1,137,279
Billings in excess of costs and estimated earnings on uncompleted contracts	4,552,116

Net cash provided by operating activities	5,017,119

Cash flows from investing activities
Purchase of plant & equipment	(35,922)

Cash flows from financing activities
Payments on note payable	(50,000)
Proceeds from sale of stock	350,000

Net cash provided by financing activities	300,000

Net increase in cash and cash equivalents	5,281,197

Cash & cash equivalents
Beginning of period	—

End of period	$5,281,197

Supplemental disclosures
Cash paid for interest	$—
Cash paid for taxes	$—

Non-cash financing and investing activities
Issuance of common stock for conversation of note payable	$5,000,000
Purchase of fixed assets and intangible assets in exchange for note payable	6,000,000
Accounts receivable applied to note payable	1,000,000
Purchase of patent for note payable	250,000

Nova Oil, Inc
Consolidated Statement Of Stockholders’ Equity
For the Period from Inception (December 1, 2005) through April 30, 2006

Description	Common Shares	Common Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Proceeds from the issuance of common stock	70,387,523	$70,388	$279,612		$350,000

Issuance of common stock in conversion of debt	1,333,333	1,333	6,412,000		6,413,333

Net loss				$(2,024,516)	(2,024,516)

Balance April 30, 2006	71,720,856	$71,721	$6,691,612	$(2,024,516)	$4,738,817

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of Nova Oil, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nova Oil’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 8-K have been omitted.

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

The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and Nova Oil’s intentions at the time an impairment adjustment were considered necessary.

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

Stock-Based Compensation

Nova Oil adopted the disclosure requirements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Nova Oil has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of M Power’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

NOTE 4 - BUSINESS COMBINATION

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

NOTE 5 - FEDERAL INCOME TAX

At April 30, 2006, Nova Oil had net operating loss carryforwards of approximately $2,000,000 that may be offset against future taxable income. These net operating loss carryforwards will expire in the year ending December 31, 2026.

Net deferred tax assets consist of the following as of April 30, 2006:

Deferred tax asset	$680,000
Valuation allowance	(680,000)
Net deferred tax asset	$—

NOTE 6 - CONVERSION OF DEBT TO EQUITY

In connection with the acquisition of Biosource Fuels, LLC, as described more fully in Note 4, a note payable in the amount of $5,000,000 to the former majority owner of Biosource Fuels was exchanged for common stock effective April 26, 2006. The note payable was exchanged for 1,333,333 shares of common stock valued at $4.81 per share or a total consideration valued at $6,413,333. The premium of $1,413,333 in value of common stock issued in exchange for the note payable was charged to interest expense upon conversion.

NOTE 7 - WARRANTS

A placement agent optioned its right to 69,500 stock purchase warrants, exercisable at $0.14 per share, in connection with an offering of shares of Nova Oil’s common stock. The warrants are exercisable after February 27, 2004, but no later than February 27, 2009. At April 30, 2006 the 69,500 warrants had not been exercised.

NOTE 8 - SUBSEQUENT EVENTS

Equity Incentive Plan

On April 24, 2006, Nova Oil adopted its Nova Energy Holding, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for equity incentives to be granted to employees, directors, or officers of, or key advisers or consultants. Equity incentives granted under the 2006 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan will be administered by the Compensation Committee of the Board and a maximum of 10,000,000 shares of Nova Oil’s common stock were authorized for issuance under the 2006 Plan.

On April 24, 2006, ten key employees of Biosource America, Inc. received non-qualified stock options to purchase in the aggregate 4,021,912 shares of Nova Oil’s common stock at an exercise price of $3.04 per share, the fair market value on that date. If exercised, such options would represent approximately 5.7% of the total number of shares outstanding on such date. All such options expire ten years from the date of grant and are not exercisable until the underlying shares of common stock are registered under the Securities Act. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the options granted to the President of Biosource America, such options have additional vesting conditions, including the approval of the 2006 Plan by Nova Oil’s stockholders and, in the case of options to purchase 917,772 shares, immediately upon such approval and registration and, in the case of the remaining options to purchase 1,000,000 shares, upon the later of such approval and the achievement of certain performance targets by Nova Oil.

On April 28, 2006,six key employees of Biosource America received non-qualified stock options to purchase in the aggregate 277,079 shares of Nova Oil’s common stock at an exercise price of $3.88 per share, the fair market value on that date. All such options expire ten years from the date of grant and are not exercisable until the underlying shares of common stock are registered under the Securities Act. With the exception of the options granted to Richard H. Talley, President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the 64,433 options granted to Mr. Talley, such options vest upon the later of approval of the 2006 Plan by Nova Oil’s stockholders or the registration of the underlying shares of common stock under the Securities Act.

None of the above options were vested as of April 30, 2006 as the registration of the shares became  effective on June 5, 2006. Accordingly, no compensation expense was recorded through April 30, 2006 and no pro forma disclosures related to the impact of operations for the period are disclosed.

Bank Letter of Credit

On June 12, 2006, Nova Oil’s subsidiary Biosource America was issued a irrevocable standby letter of credit through Sterling Bank in the amount of $3,000,000 in favor of an Escrow Agent as beneficiary for a construction project currently in progress.  The letter of credit is secured by a certificate of deposit and is to serve as substitute collateral for a letter of credit that was originally issued by BioSource Fuels, LLC. The letter of credit expires on September 30, 2006.

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

As of March 30, 2006, prior to the share exchange and the stock split described below,  Nova Oil’s authorized capitalization consisted of 500,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.0001 par value, with 6,925,000 shares of common stock outstanding and no shares of preferred stock outstanding. Nova Oil completed the share exchange on March 31, 2006, pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange therefore. Each Biosource shareholder received two shares of common stock of Nova Oil in exchange for every three shares of common stock of Biosource America surrendered in exchange therefore. As a result of the share exchange, Biosource America became a subsidiary of Nova Oil, a change of control of Nova Oil occurred as the former Biosource Stockholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova Oil and Nova Oil ceased being a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Also on March 31, 2006, Nova Oil declared a three-for-two forward stock split payable on April 24, 2006 to holders of record on April 10, 2006. After the stock split and the share exchange,  Nova Oil had approximately 70,387,523 shares of common stock issued and outstanding. On April 28, 2006, Nova Oil agreed to issue 1,333,333 shares of common stock in exchange for the cancellation of debt of $5,000,000, which resulted in approximately 71,720,856 shares of common stock issued and outstanding.

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

Operating expenses of $2,083,008 were incurred for the three months ended April 30, 2006. Such amount includes a non-cash interest expense of $1,413,233 that was recorded as a result of debt converted to equity (see — Conversion of Outstanding Debt). For the four months ended April 30, 2006, we recorded operating expenses of $2,118,610.

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
2.3

Omnibus Amendment to Asset Purchase Agreement and operative documents, dated as of April 28, 2006, among Biosource Fuels, LLC, the members and assignees of Biosource Fuels, LLC, Nova Oil, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 2.3 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

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

10.8

Amendment to Agreement, dated as of April 26, 2006, between Anamax Energy Services, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.8 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.9

Memorandum of Understanding, dated as of March 30, 2006, between Biosource America, Inc. and Scott Petroleum Company (incorporated by reference from Exhibit 10.9 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.10

Agreement, dated as of March 31, 2006, between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference from Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.11

Nova Energy Holding, Inc. 2006 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.12

Form of Option Agreement for 2006 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.13*	Employment Agreement, dated as of May 1, 2006, between the Company and Richard H. Talley.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA OIL, INC.

June 29, 2006	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

June 29, 2006	/s/ Leon van Kraayenburg
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

2.3

Omnibus Amendment to Asset Purchase Agreement and operative documents, dated as of April 28, 2006, among Biosource Fuels, LLC, the members and assignees of Biosource Fuels, LLC, Nova Oil, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 2.3 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

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

10.8

Amendment to Agreement, dated as of April 26, 2006, between Anamax Energy Services, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.8 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.9

Memorandum of Understanding, dated as of March 30, 2006, between Biosource America, Inc. and Scott Petroleum Company (incorporated by reference from Exhibit 10.9 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.10

Agreement, dated as of March 31, 2006, between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference from Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

Exhibit No.	Description
10.11

Nova Energy Holding, Inc. 2006 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.12

Form of Option Agreement for 2006 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.13*	Employment Agreement, dated as of May 1, 2006, between the Company and Richard H. Talley.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.