Form 10QSB
period 2006-07-31
NOVA BIOSOURCE FUELS, INC.
filed 2006-09-14
CIK 1137469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-32531

Nova Biosource Fuels, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	91-2028450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Riviana Building, 2777 Allen Parkway, Suite 800, Houston, Texas 77019
(Address of Principal Executive Offices)

(713) 869-6682
(Issuer’s Telephone Number, Including Area Code)

Nova Oil, Inc.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 31, 2006
Common stock, $0.001 par value	84,641,333

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

EXPLANATORY NOTE

Prior to March 31, 2006, Nova Biosource Fuels, Inc. a Nevada corporation formerly known as Nova Oil, Inc., was a non-operating “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  On March 31, 2006, Nova completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange therefor.  As a result of the share exchange, Biosource America became a subsidiary of Nova, a change of control of Nova occurred as the former Biosource shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova and Nova ceased being a “shell company.”  For accounting purposes, the transaction described above has been treated as an acquisition of Nova by Biosource America and as a recapitalization of Biosource America.  The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America.  In connection with the share exchange, as reported in Nova’s current report on Form 8-K filed with the SEC on April 3, 2006, Nova changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America.  Pursuant to informal guidance of the staff of the Securities and Exchange Commission, no transition report is required in connection with the change in fiscal year end and, beginning with this quarterly report on Form 10-Q for the quarter ended April 30, 2006, periodic reports will be filed based on the fiscal year of Biosource America as adopted by Nova.  On September 12, 2006, Nova Oil, Inc. changed its name to Nova Biosource Fuels, Inc.

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements.  This report includes statements regarding the Company’s plans, goals, strategies, intent, beliefs or current expectations.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).  Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements.  Some of the factors, risks and uncertainties that are not within our control and could have a significant impact on future operating results are general economic conditions, availability of financing on economic terms, cost and availability of feed-stocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  The Company assumes no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by the Company in the Company’s reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, the Company’s actual results may vary materially from those expected or projected.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Nova Biosource Fuels, Inc.

Consolidated Balance Sheet

As of July 31, 2006

(Unaudited)

ASSETS
Current assets
Cash	$27,438,486
Accounts receivable, net	45,000
Prepaid expenses	207,383
Costs & estimated earnings in excess of billings on uncompleted contracts	1,802,625
Other current assets	96,250

Total current assets	29,589,744

Property and equipment, net of accumulated depreciation of $118,906	5,276,283

Intangible assets
Intellectual property	2,250,000
Proprietary technology	2,500,000
Goodwill	444,710
Total intangible assets	5,194,710

Total Assets	$40,060,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,409,053
Accrued expenses	1,184,345
Billings in excess of costs & estimated earnings on uncompleted contracts	10,801,384
Short term notes payable	100,000

Total current liabilities	14,494,782

Minority interests	4,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 84,568,475 shares issued and outstanding	84,568

Additional paid-in capital	34,496,194
Accumulated deficit	(13,014,807)

Total Stockholders’ Equity	21,565,955

Total Liabilities and Stockholders’ Equity	$40,060,737

Nova Biosource Fuels, Inc.

Consolidated Statements of Operations

 For the Three Month Period Ended July 31, 2006 and

For the Period from Inception (December 1, 2005) through July 31, 2006

(Unaudited)

	Three Months Ended July 31, 2006	Period from Inception (December 1, 2005) through July 31, 2006

Contract revenues	$7,806,357	$12,350,981
Cost of revenues	8,692,959	13,143,489
Loss from contracting operations	(886,602)	(792,508)

Expenses
Selling, general and administrative	656,672	1,095,783
Interest expense	12,958	1,426,296
Compensation	6,940,547	7,040,897
Consulting services	2,483,041	2,590,082
Depreciation	60,136	118,906

Total operating expenses	10,153,354	12,271,964

Other income
Interest income	49,666	49,666

Net loss	$(10,990,290)	$(13,014,806)

Basic and diluted net loss per share	$(.15)	$(.18)

Weighted average number of shares outstanding	75,512,391	71,393,614

Nova Biosource Fuels, Inc.

Consolidated Statement of  Changes in Stockholders’ Equity

For the Period from Inception (December 1, 2005) through July 31, 2006

	Common	Common	Additional	Accumulated
Description	Shares	Par Value	Paid-In Capital	Deficit	Total

Issuance of common stock in conversion of debt	1,333,333	1,333	6,412,000		6,413,333
Sale of common stock	83,235,142	83,235	19,205,582		19,288,817
Issuance of stock options for services			8,878,612		8,878,612
Net loss				$(13,014,807)	(13,014,807)

Balance July 31, 2006	84,568,475	$84,568	$34,496,194	$(13,014,807)	$21,565,955

Nova Biosource Fuels, Inc.

Consolidated Statement of Cash Flows

For the Period From Inception (December 1, 2005) through July 31, 2006

Cash flows from operating activities
Net loss	$(13,014,806)
Adjustments to reconcile net loss to net
Cash provided by operating activities
Depreciation	118,906
Interest expense	1,413,333
Compensation expense – employee stock options	6,729,637
Consulting & agents expense – consultant stock options	2,114,426
Changes in
Accounts receivable	(45,000)
Prepaid expense and other current assets	(303,633)
Accrued expenses	1,218,992
Accounts payable	2,409,054
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,802,625)
Billings in excess of costs and estimated earnings on uncompleted contracts	9,801,384

Net cash provided by operating activities	8,639,668

Cash flows from investing activities
Purchase of plant & equipment	(50,937)
Construction in progress	(4,288,962)

Net cash used in investing activities	(4,339,899)

Cash flows from financing activities
Payments on note payable billings	(150,000)
Proceeds from sale of stock	20,263,717

Costs associated with sale of stock	(975,000)
Cash provided by minority interest	4,000,000

Net cash provided by financing activities	23,138,717

Net increase in cash and cash equivalents	27,438,486

Cash & cash equivalents
Beginning of period	—

End of period	$27,438,486

Supplemental disclosures
Cash paid for interest	$—
Cash paid for taxes	$—

Non-cash financing and investing activities
Issuance of common stock for conversion of note payable and accrued interest	$6,413,333
Purchase of fixed assets and intangible assets in exchange for note payable	$6,000,000
Accounts receivable applied to note payable	$1,000,000
Purchase of patent for note payable	$250,000

Nova Biosource Fuels, Inc.

Notes to Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of Nova Biosource Fuels, Inc., a Nevada corporation formerly known as Nova Oil, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nova’s Annual Report filed with the SEC on Form 10-KSB and the audited financial statement and notes thereto of Biosource Fuels, LLC and the audited financial statements and notes thereto of Biosource America, Inc., each contained in Nova’s Current Report on Form 8-K filed with the SEC on April 3, 2006.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 8-K have been omitted.

Organization and Nature of Operations

Nova has developed technology for the production of biodiesel fuel from animal fats and greases. It  also designs and constructs facilities for the production of biodiesel fuels.

Prior to March 31, 2006, Nova Biosource Fuels, Inc., a Nevada corporation formerly known as Nova Oil, Inc., was a non-operating “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  On March 31, 2006, Nova completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange thereof.  As a result of the share exchange, Biosource America became a subsidiary of Nova, a change of control of Nova occurred as the former Biosource shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova and Nova ceased being a “shell company.”  For accounting purposes, the transaction described above has been treated as an acquisition of Nova by Biosource America coincident with a recapitalization of Biosource America.  The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America.  In connection with the share exchange, as reported in Nova’s current report on Form 8-K filed with the SEC on April 3, 2006, Nova changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America.

Biosource America was incorporated in Texas on December 1, 2005 and remains as a wholly owned operating subsidiary of Nova.  On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other bio-fuels from animal and vegetable based fats, oils and greases.  This acquisition is described more fully in Note 4 below.

NOTE 2 - SUMMARY OF CHANGES IN SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of Nova and its subsidiaries.  All significant inter-company accounts and transaction  have been eliminated in consolidation.

Impairment of Long-Lived Assets

In accordance with SFAS No. 142 and SFAS No. 144, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, market value or other valuation methodologies available at the time, depending on the stage of development of the line of business and Nova’s intentions at the time an impairment adjustment were considered necessary

Capitalization of Interest

Nova will capitalize interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest will be added to the cost of the underlying assets and  amortized over the estimated useful lives of the assets.

Revenue Recognition

Revenues from contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs of each contract.  This method is used because management considers total costs to be the best available measure of progress on the contracts. Contract costs include all direct material, labor cost and those indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time.  Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts (if any) are made in the period in which such losses are determined to exist. Changes in job conditions, job performance and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Stock-Based Compensation

In accordance with the treatment prescribed by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, Nova recognizes compensation expense related to the granting of stock options to employees using the estimated fair market value of such options amortized over the applicable vesting period.

NOTE 3 - CONSTRUCTION CONTRACTS

Cost and estimated earnings in excess of billings on uncompleted contracts as of July 31, 2006 consists of the following:

Description	Amount

Cost incurred on uncompleted contracts	$12,281,794
Billings on uncompleted contracts	(21,280,553)

Total	$8,998,759

Included in accompanying balance sheet under the following captions:

Description	Amount

Costs in excess of billings on uncompleted contracts	$(1,802,625)
Billings in excess of cost on uncompleted contracts	10,801,384

Total	$8,998,759

The following schedule summarizes changes in backlog contracts obtained during the period ended July 31, 2006.  Backlog represents the amount of revenue Nova expects to realize from work to be performed on uncompleted contracts in progress at period end and from contractual agreements on which work has not begun.

New contracts since inception (December 1, 2005)	$35,714,365
Less: contract revenue earned during the period	(12,225,981)	$12,225,981
Backlog balance at July 31, 2006	$23,488,384
Revenue earned on short-term contracts		—
Total revenue earned		$12,225,981

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at July 31, 2006:

Balance 7/31/06

Office Equipment & Furniture and fixture	$52,140
Computers and Software	41,807
Plant & Equipment	1,012,281

Total PP & E	1,106,228

Less: Accumulated Deprecation	(118,907)

Construction in Progress	4,288,962

Net PP & E	$5,276,283

Construction in progress and Property and Equipment are stated at cost. Property and Equipment is being depreciated using the double-declining balance method over the estimated useful life the related asset. Construction in progress includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into service. Construction in progress at July 31, 2006, represents three bio-diesel refinery plants.

Nova is constructing three new facilities, which are scheduled to be completed in 2007 and 2008. As of July 31, 2006, Nova has capitalized $4,288,962 related to construction in progress. The remaining estimated cost to be incurred in 2006 and 2007 to complete construction of the facilities is approximately $173 million.

NOTE 5 - BUSINESS COMBINATION

In February 2006, Biosource America acquired the assets of Biosource Fuels, LLC through the issuance of a $5,000,000 note payable. We accounted for the acquisition using the purchase method of accounting for business combinations. The assets acquired included $4,500,000 of intangible assets, other than goodwill.  Of the acquired intangible assets, $2,000,000 and $2,500,000 was assigned to intellectual property and proprietary technology, respectively.  The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $444,710, which is reflected in the balance sheet as of July 31, 2006 as goodwill. This purchase price allocation is preliminary and subject to change based upon the completion of a third party appraisal. The intangibles, including goodwill, will be subject to review for possible impairment on a quarterly basis.

In April 2006, Nova acquired a patent through the issuance of a short term note of $250,000.

NOTE 6 – FEDERAL INCOME TAX

At July 31, 2006, Nova had net operating loss carry forwards of approximately $4,170.000 that may be offset against future taxable income. These net operating loss carry forwards will expire in the year ending December 31, 2026.

Net deferred tax assets consist of the following as of July 31, 2006:

Deferred tax asset	$1,460,000
Valuation allowance	(1,460,000)

Net deferred tax asset	$—

NOTE 7 – CONVERSION OF DEBT TO EQUITY

On April 28, 2006 and in connection with the acquisition of the assets of Biosource Fuels, LLC, a note payable of $5,000,000 to Biosource Fuels was exchanged for common stock. The note payable was exchanged for 1,333,333 shares of common stock with a fair value of $4.81 per share or $6,413,333. The premium of $1,413,333 in value of common stock issued in exchange for the note payable was charged to interest expense upon conversion.

NOTE 8 – WARRANTS AND OPTIONS

A placement agent optioned its right to 69,500 stock purchase warrants, exercisable at $0.14 per share, in connection with an offering of shares of Nova Oil’s common stock. The warrants are exercisable after February 27, 2004, but no later than February 27, 2009. At July 31, 2006, the 69,500 warrants had not been exercised.

As described in Note 12, in July 2006, in connection with a private placement, Nova issued warrants to acquire 6,331,318 shares of common stock under the terms of a warrant agreement.  The warrants have a five year term and a weighted average exercise price of $2.54 per share.  Also in connection with such private placement, Nova issued designated assignees of the placement agent warrants to acquire 449,098 shares of common stock.  The warrants have a five year term and a weighted average exercise price of $2.34 per share.  At July 31, 2006, none of the warrants issued in connection with the private placement had been exercised. The services related to the grant of these warrants were performed during the three month period ended July 31, 2006 and therefore Nova has recorded $809,391 of non-cash stock for consulting services expense related to these options during the three month period ended July 31, 2006.

As described in Note 10, in connection with the equity incentive plan, Nova issued options to acquire 5,698,931 shares of common stock under the terms of the plan.  The table below summarizes the issuance of options and warrants granted as of July 31, 2006 in connection with the private placement and Nova’s equity incentive plan.

Outstanding options and warrants as of July 31, 2006 are as follows

Grant Date	Expiration Date	Exercise Price	Outstanding 12/1/05 (Inception)	New Grants	Exercises	Outstanding 07/31/06

2/27/04	2/27/09	$0.14		69,500		69,500
4/24/06	4/24/16	3.04		4,021,852		4,021,852
4/28/06	4/28/16	3.88		277,079		277,079
5/26/06	5/26/16	3.79		100,000		100,000
6/17/06	6/17/16	2.62		800,000		800,000
6/17/06	6/17/16	2.62		500,000		500,000
7/06/06	7/06/11	2.54		5,243,256		5,243,256
7/10/06	7/10/11	2.60		1,088,062		1,088,062
7/26/06	7/26/11	2.34		449,098		449,098

Totals			—	12,548,847	—	12,548,847

NOTE 9 –  EQUITY INCENTIVE PLAN

On April 24, 2006, Nova adopted its 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for equity incentives to be granted to employees, directors, or officers of the Company, or key advisers or consultants. Equity incentives granted under the 2006 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan is administered by the Compensation Committee of the Board and a maximum of 10,000,000 shares of Nova Oil’s common stock were authorized for issuance under the 2006 Plan.

On April 24, 2006, the Compensation Committee approved the grant to ten key employees of Biosource America of non-qualified stock options to purchase in the aggregate 4,021,912  shares of common stock at an exercise price of $3.04 per share, the fair market value on that date. All such options expire ten years from the date the Compensation Committee approved the grant. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the options granted to the President of Biosource America, such options have additional vesting conditions, including the approval of the 2006 Plan by Nova’s stockholders and, in the case of options to purchase 917,772 shares, immediately upon such approval and, in the case of the remaining options to purchase 1,000,000 shares, upon the later of such approval and the achievement of certain performance targets by Nova. The Company has recorded $5,741,010 of non-cash stock for services expense related to these options during the three month period ended July 31, 2006.

On April 28, 2006, the Compensation Committee approved the grant to six key employees of Biosource America of non-qualified stock options to purchase in the aggregate 277,079 shares of common stock at an exercise price of $3.88 per share, the fair market value on that date. All such options expire ten years from the date the Compensation Committee approved the grant. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the 64,433 options granted to the President of Biosource America, such options vest upon the approval of the 2006 Plan by Nova’s stockholders. Notices of such grants, along with the applicable stock option agreement, were communicated to such employees on May 1 in connection with their entry into employment agreements and the compensation expense associated with such stock option agreements was recognized on such date. The Company has recorded $441,521 of non-cash stock for services expense related to these options during the three month period ended July 31, 2006.

On May 26, a consultant of  Nova received non-qualified stock options to purchase in the aggregate 100,000 shares of Nova Oil’s common stock at an exercise price of $3.79 per share, the fair market value of the common stock on the date of grant. The options granted expire ten years from the date of grant and vest in four equal installments over a four month period. The services related to the grant of these options were performed during the three month period ended July 31, 2006 and therefore the Company has recorded $307,069 of non-cash stock for consulting services expense related to these options during the three month period ended July 31, 2006.

On June 17, two key employees of Nova received non-qualified stock options to purchase in the aggregate 800,000 shares of Nova Oil’s common stock at an exercise price of $2.62 per share, the fair market value of the common stock on the date of grant as determined by the Board pursuant to the 2006 Plan. The options granted expire ten years from the date of grant and 250,000 of such options vest immediately, with the remainder vesting monthly in equal installments over a two year period. The Company has recorded $547,106 of non-cash stock for services expense related to these options during the three month period ended July 31, 2006.

On June 17, a consultant of Nova received non-qualified stock options to purchase in the aggregate 500,000 shares of Nova Oil’s common stock at an exercise price of $2.62 per share, the fair market value of the common stock on the date of grant as determined by the Board pursuant to the 2006 Plan. The options granted expire ten years from the date of grant and vest monthly in equal installments over a two year period.  The services related to the grant of these options were performed during the three month period ended July 31, 2006 and therefore the Company has recorded $997,967 of non-cash stock for consulting services expense related to these options during the three month period ended July 31, 2006.

2,148,897 of the above options were vested as of July 31, 2006, of which 2,057,277 were employee options and 91,669 were consultant options. Accordingly, non-cash stock for services expense for employees in the amount of $6,729,637 was recorded through July 31, 2006 and $1,305,035 in non-cash stock for consulting services was recorded in the same period for consultants.

The  fair value of the stock options and warrants granted during fiscal 2006 was computed using the Black-Sholes option-pricing model. Variables used in the Black-Sholes option-pricing model include (1) risk-free interest rate at the date of grant, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility of 137% and (4) zero expected dividends.

On July 31, 2006, the Board approved a director compensation program for non-employee directors and, pursuant to such program, the Compensation Committee approved the grant of 50,000 shares of restricted stock to five non-employee directors, vesting in one installment on the third anniversary of the date of grant, and also approved the grant of 10,050 shares as a stock bonus to two non-employee directors in lieu of cash retainer fees.

NOTE 10 – MINORITY INTERESTS

On June 23, 2006, Nova Biofuels Seneca, LLC (Nova Seneca), a subsidiary of Nova, entered into a purchase agreement with L&L Properties LLC and Shipyard Industrial Park, Inc. (together, the “Sellers”). Pursuant to the terms of this purchase agreement, Nova Seneca agreed to purchase 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for $3.65 million. Nova Seneca intends to build a sixty million gallon per year biodiesel refinery on the property. Nova Seneca agreed to deposit $50,000 into escrow as earnest money for the right to inspect the property for a period of sixty days with an option to extend the inspection period. The Sellers are obligated to indemnify Nova Seneca against all claims based upon violation of any environmental law that occurred during the ownership of the property by the Sellers.

In connection with Nova’s plan to build a biodiesel refinery on the property, on June 26, 2006, Nova Seneca entered into a ten year feedstock supply agreement with Lipid Logistics, LLC (Lipid). The feedstock supply agreement provides for Nova Seneca to purchase, and for Lipid to sell, 100% of the feedstock requirements for the Seneca biodiesel plant refinery from Lipid at a benchmark price that will be adjusted according to the market price of the feedstock. Additionally, Nova Seneca will pay a service fee of one quarter cent for every pound of feedstock purchased and Nova Seneca agreed to purchase a minimum of 25 million gallons of feedstock per year from Lipid commencing on the date of initial production of biodiesel at the plant. If Nova Seneca does not commence biodiesel production at the Seneca facility by May 1, 2008, then both parties will have the right to terminate the agreement upon fifteen days prior notice to the other party.

In connection with the above transactions, on June 23, 2006, Nova Holdings Seneca, LLC (“Nova Holdings”), a wholly owned subsidiary of Nova and the sole member of Nova Seneca, entered into a subscription agreement with KBI Energy, LLC (“KBI”), an affiliate of Lipid,  pursuant to which KBI agreed to purchase an 8% equity interest in Nova Holdings for a purchase price of $4 million.  Such subscription closed on July 12, 2006 and is recorded as a minority interest in a consolidated subsidiary.

NOTE 11 – BANK LETTER OF CREDIT

On June 15, 2006, Biosource America procured an irrevocable standby letter of credit through Sterling Bank in the amount of $3,000,000 in favor of an Escrow Agent as beneficiary for a construction project currently in progress.   Biosource America’s reimbursement obligations with respect to the letter of credit are secured by a certificate of deposit in the amount of $3,000,000.  Such letter of credit was procured to replace a letter of credit originally procured by Kenosha Beef International, Ltd. for the benefit of Biosource Fuels, LLC in connection with the same construction project.  The letter of credit expires on September 30, 2006.

NOTE 12 – PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS

In July 2006, Nova entered into securities purchase agreements with institutional and individual accredited investors for the private placement of common stock and warrants to acquire common stock.  These transactions were completed in three closings whereby Nova issued an aggregate of approximately 12.8 million shares of common stock and warrants to acquire approximately 6.4 million shares of common stock.  The purchase price was $1.55 per unit and resulted in gross proceeds of approximately $19.9 million, paid the placement agent a fee of approximately $1.0 million.

On July 6, 2006, 10,486,514 shares of common stock with 5,243,256 warrants were sold for $16,254,103. The warrants have and exercise price of $2.54 and expire in five years. The relative fair value of the common stock is $11,308,525 and the relative fair value of the warrants is $4,945,578.

On July 10, and July 11 2006, 2,361,127 shares of common stock with 1,180,562 warrants were sold for $3,659,750. The warrants have and exercise price of $2.60 and expire in five years. The relative fair value of the common stock is $2,747,289 and the relative fair value of the warrants is $912,461.

In connection with the private placement, Nova granted registration rights to the investors and the placement agent, which registration statement was filed on August 1, 2006 and declared effective by the SEC on September 11, 2006.  Upon conclusion of the private placements, the Company had 84,568,474 shares of common stock outstanding.

The fair value of the stock was estimated using current market rates and the fair value of the warrants granted with this Private Placement were computed using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate at the date of grant, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility of 137% and (4) zero expected dividends.

NOTE 13 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject Nova to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The accounts maintained by Nova at banks are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. The uninsured balance was $3,643,300 at July 31, 2006.  Nova has not experienced any losses in such accounts and believes it is not exposed to any significant risk of loss based on this exposure.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

We are an energy company that synthesizes and distributes renewable fuel products.  Our strategy is to profitably commercialize our patented and proprietary biodiesel refining technology and become the industry leader in the production of biodiesel.  We believe our technology can efficiently process over 25 different animal and vegetable based fats, oils and greases with free fatty acid levels of up to 60% and produce two marketable products – ASTM standard biodiesel and technical grade glycerin.  We currently own a fully continuous flow biodiesel pilot refinery in Butte, Montana that has a production capacity of 80,000 gallons of biodiesel per year.

CORPORATE HISTORY

Nova Biosource Fuels, Inc.

Nova was incorporated under the name Nova Oil, Inc. on February 25, 2000 under the laws of the State of Nevada.  Nova was originally organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing a solid cash flow base.

On April 5, 2005, Nova’s common stock was approved for quotation on the OTC Bulletin Board System. Nova’s common stock trades under the symbol “NVAO.”  As of October 19, 2005, Nova completed the sale of all its oil and gas well interests and, as a result, became a “shell company” as it ceased operations and shifted its primary activity to seeking merger or acquisition candidates with whom it could either merge or acquire.  Nova is a “small business issuer” as defined by Rule 12b-2 of the Securities Exchange Act.

As of March 30, 2006, prior to the share exchange and the stock split described below, Nova’s authorized capitalization consisted of 500,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.0001 par value, with 6,925,000 shares of common stock outstanding and no shares of preferred stock outstanding. Nova completed the share exchange on March 31, 2006, pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange.  Each Biosource shareholder received two shares of common stock of Nova in exchange for every three shares of common stock of Biosource America surrendered in exchange therefor.  As a result of the share exchange, Biosource America became a subsidiary of Nova, a change of control of Nova occurred as the former Biosource shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova and Nova ceased being a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Also on March 31, 2006, Nova declared a three-for-two forward stock split payable on April 24, 2006 to holders of record on April 10, 2006.  After the stock split and the share exchange,  Nova had approximately 70,387,500 shares of common stock issued and outstanding. On April 28, 2006, Nova agreed to issue 1,333,333 shares of common stock in exchange for the cancellation of debt of $5,000,000, which resulted in approximately 71.7 million shares of common stock issued and outstanding.

Prior to the share exchange, Nova had no full-time or part-time employees.  All of its directors and officers served without compensation except for the shares of common stock of Nova granted in 2005 as described in Item 10 to Nova’s annual report on Form 10-K for the year ended December 31, 2005.

In July 2006, we entered into securities purchase agreements with institutional and individual accredited investors for the private placement of common stock and warrants to acquire common stock.  These transactions were completed in three closings whereby we issued an aggregate of approximately 12.8 million shares of common stock and warrants to acquire approximately 6.4 million shares of common stock.  The purchase price was $1.55 per unit and resulted in gross proceeds of approximately $19.9 million and paid the placement agent a fee of approximately $1.0 million.

On July 6, 2006, 10,486,514 shares of common stock with 5,243,256 warrants were sold for $16,254,103. The warrants have and exercise price of $2.54 and expire in five years. The relative fair value of the common stock is $11,308,525 and the relative fair value of the warrants is $4,945,578.

On July 10 and July 11, 2006, 2,361,127 shares of common stock with 1,180,562 warrants were sold for $3,659,750. The warrants have and exercise price of $2.60 and expire in five years. The relative fair value of the common stock is $2,747,289 and the relative fair value of the warrants is $912,461.

In connection with the private placement, we granted registration rights to the investors and the placement agent, which registration statement was filed on August 1, 2006 and declared effective by the SEC on September 11, 2006.  Upon conclusion of the private placements, we had 84,568,474 shares of common stock outstanding.

After the share exchange, the principal executive offices of Nova were moved to the Riviana Building, 2777 Allen Parkway, Suite 800, Houston, Texas 77019, telephone number 713-869-6682, and facsimile number 713-868-1267.   Our internet website address is www.novabiosource.com.  On September 12, 2006, Nova changed its name to Nova Biosource Fuels, Inc.

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

On July 10, 2006, Biosource America placed three purchase orders with Mueller Field Operations, Inc., for the purchase of certain refinery equipment necessary for the construction of our first three sixty million gallon per year biodiesel refineries to be built for our own account.  Each purchase order was in the amount of approximately $5,623,950, for an aggregate purchase price of approximately $16,871,850.  Pursuant to the terms of the purchase orders, Biosource America agreed to make progress payments equal to 25% of the aggregate purchase price on August 3, 2006 and October 1, 2006 and monthly progress payments of $750,000 for each purchase order commencing in November 2006 and continuing through January 2007.  The equipment subject to the purchase orders is scheduled for delivery in early January 2007.

Our current business strategy includes the construction of two to four refineries for our own account, although we may enter into agreements to construct one or more refineries as joint ventures.

Nova Biofuels Seneca LLC

On June 23, 2006, Nova Biofuels Seneca, LLC (“Nova Seneca”), a subsidiary of Nova, entered into a purchase agreement with L&L Properties LLC and Shipyard Industrial Park, Inc.  Pursuant to the terms of the purchase agreement, Nova Seneca agreed to purchase 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for a purchase price of $3.65 million. We intend to build a sixty million gallon per year biodiesel refinery on the property —our first biodiesel refinery to be built for our own account. The Seneca Shipyard Industrial Park, located near Chicago, Illinois, has ready truck, barge and rail and rail access. Under the purchase agreement, Nova Seneca agreed to deposit $50,000 into escrow as earnest money for the right to inspect the property for a period of sixty days with an option to extend the inspection period. The purchase agreement obligates the seller to indemnify Nova Seneca against all claims based upon violation of any environmental law that occurred during the ownership of the property by the sellers.

In connection with our plan to build a biodiesel refinery on the property, on June 26, 2006, Nova Seneca entered into a ten year feedstock supply agreement with Lipid Logistics, LLC. The feedstock supply agreement provides for Nova Seneca to purchase, and for Lipid to sell, 100% of the feedstock requirements for the Seneca biodiesel plant refinery from Lipid at a benchmark price that will be adjusted according to the market price of the feedstock. Additionally, Nova Seneca will pay a service fee of one quarter cent for every pound of feedstock purchased and Nova Seneca agreed to purchase a minimum of 25 million gallons of feedstock per year from Lipid commencing on the date of initial production of biodiesel at the plant. If Nova Seneca does not commence biodiesel production at the Seneca facility by May 1, 2008, then both parties will have the right to terminate the agreement upon fifteen days prior notice to the other party.

In connection with the above transactions, on June 23, 2006, Nova Holdings Seneca, LLC (“Nova Holdings”), a subsidiary of Nova and the sole member of Nova Seneca, entered into a subscription agreement with KBI Energy, LLC, an affiliate of Lipid,  pursuant to which KBI agreed to purchase an equity interest in Nova Holdings for a purchase price of $4 million.  Such subscription closed on July 12, 2006 and is recorded as a minority interest in our consolidated subsidiary, Nova Holdings.

PLAN OF OPERATIONS

Current Plan of Operations

We are currently completing the construction of three biodiesel refineries for the account of others.  As a result, our results of operation and financial condition reflect, and for approximately the next nine months will generally reflect, that of a biodiesel refinery construction company.  Thereafter, however, if we are successful in implementing our current business strategy of building two to four refineries for our own account and entering into joint ventures with third parties for a portion of the production of other biodiesel refineries, our results of operation and financial condition are anticipated to reflect that of a biodiesel refiner and marketer.  Accordingly, the results of operation and financial condition for the period ended July 31, 2006 are not anticipated to be indicative of the results of operation and financial condition for future periods.

Implementation of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned expenditure requirements.  We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we are in the process of seeking additional equity and debt funding in the near future.

Our current plan for growth in 2006 and the first half of 2007 is dependent upon our ability to successfully execute our financial plan to raise capital and arrange for financing sufficient to accomplish the following integrated strategy:

•                  We must complete the three existing agreements for designing and building biodiesel refineries and take measures to ensure such plants are operated at the desired levels of capacity and quality.

•                  We must complete an initial debt financing for $34 to $48 million for completion of our first biodiesel refinery to be built for our own account , general and administrative expenses and for operating expenses we expect to incur during 2006 and 2007 for that plant.  We intend to move forward promptly with the design and construction of two to four additional biodiesel plants for our own account, and to arrange for project financing for these plants.  We also intend to seek to arrange long term contracts for the supply of low cost feedstock for these biodiesel plants, such as the agreement reached with Lipid Logistics, and to enter into contracts for the sale of the biodiesel fuel produced from these plants, such as the agreement reached with ConAgra Trade Group with respect to a biodiesel refinery to be built in Oklahoma.

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

We expect general and administrative expenditures to be approximately $250,000 per month.  Our executive offices are located in Houston, Texas, and we have approximately nineteen employees, inclusive of four officers in our Houston office,  Six of our employees are responsible for our administrative or accounting functions.

Plan of Operations for 2007 and early 2008

If we are successful in implementing our current business plan, we intend to implement a business plan for the second half of 2007 and 2008 that would include:

•                  Seeking out opportunities domestically to increase biodiesel refinery production capacity and cash flow through the engineering, construction and operation of domestic biodiesel plants for our own account and through joint ventures.  We hope to be able to expand into foreign markets, such as Central & South America and Asia.

•                  Entering into long-term feedstock supply contracts in order to supply our own refineries with the feedstock needed to utilize our biodiesel refinery capacity.

•                  Continuing our efforts to find committed buyers for our biodiesel product.  For example, heavy trucks represent an opportunity for immediate biodiesel sales due to increased government regulations on emissions, established distribution channels and the lack of U.S. biodiesel production.  Further, the U.S. armed forces are currently the nation’s single largest consumer of diesel fuel.  We believe there is an opportunity to provide fuel to the military’s existing vehicles, as well as future opportunities because it is expected that new government regulations will require that a high percentage of the Department of Defense’s new vehicles must be alternative fuel vehicles.  The United States Post Office, as well as other government agencies, such as the National Parks Service, are expected in the future to be large consumers of biodiesel blends in their vehicles.  In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

•                  Seeking out strategic joint venture partners domestically as well as in foreign markets who can provide us strategic benefits in terms of long-term feedstock supply contracts, long-term commitments to buy biodiesel and capital commitments necessary to engineer, construct and operate biodiesel plants domestically and in such foreign countries.

•                  Seeking qualified, experienced and motivated professionals to enhance our management team.  Qualified refinery operators, managers and engineers are in short supply; however, we believe that we will be in a position to offer enticing opportunities for such professionals.

•                  Obtaining debt and equity financing necessary to implement our business plan.

Business Strategy

Our current business strategy for the remainder of the fiscal year involves the design and construction of biodiesel refineries in the United States and the production and marketing of biodiesel and related products.  Through our wholly owned subsidiary, Biosource America, we currently have three full scale production facilities in the design and construction phase.  The first facility is being built in Clinton County, Iowa and the agreement with Clinton County Bio Energy, LLC currently provides for the design and construction of a facility with a production capacity of ten million gallons per year from low free fatty acid feed stocks.  The targeted substantial completion date is September 2006, although there can be no assurance that the construction and completion will not be delayed.  The second plant is being built near DeForest, Wisconsin and the agreement with Anamax Energy Services, Inc. provides for the design and construction of a facility with a production capacity of twenty million gallons per year along with an adjacent tank farm.  The targeted substantial completion date is January 2007, although there can be no assurance that the construction and completion will not be delayed.  The third plant will be located in Greenville, Mississippi and the agreement with Scott Petroleum Corporation provides for the design and construction of a facility with a production capacity of twenty million gallons per year and we have reached an agreement in principle for the right to receive 50% of such facility’s production at approximately the production cost.  In exchange for such right, we have agreed in principle to pay an initial fee of $2.5 million upon substantial completion of the facility and to pay an additional $2.7 million plus certain incremental costs through a markup to the cost of the production.  The targeted completion date is early 2007.

In addition, our current business strategy calls for the design and construction of biodiesel refineries for our own account in order to produce and market biodiesel and related products.  This strategy would require:

•                  Locking Up Low Cost Feedstock.  Because feedstock represents 65-80% of bio-diesel’s fuel cost, it is imperative that we are able to acquire raw materials at a reasonable cost in order to be competitive in the marketplace.  We are currently engaged in negotiations with several large food processing and rendering companies in an effort to obtain commitments for the supply of low cost feedstock sources.

•                  Acquiring of Production Capacity.  We are focused on building biodiesel plants for our own account in order to establish a substantial internal biodiesel refinery production capacity, which we believe will enable us to generate income from the marketing of biodiesel to domestic companies.

•                  Improved Process Technology.  Our proprietary biodiesel production technology produces fuel that is intended to meet or exceed ASTM D6751 standards, which is the standard for biodiesel fuels set forth by the American Society for Testing and Materials or ASTM.

As noted above, we have already entered into a purchase agreement with respect to 54 acres of land in Seneca, Illinois as the current proposed site of our first sixty million gallon per year biodiesel refinery, placed purchase orders for certain long lead time stainless steel components for such refinery and two additional refineries and entered into a feedstock supply agreement for 100% of the feedstock requirements for the Seneca refinery.

Biodiesel Production Economics

We believe that the economics of biodiesel production, whether derived from vegetable or animal based feedstocks, are affected by several factors:

•                  Commodity Prices.  Biodiesel is a fuel that will likely be traded as a commodity based on a competitive value per British thermal unit or BTU, much like other fuels that are traded on the open market.  In order to be successful and experience growth, the biodiesel industry will have to produce fuel that matches petroleum-derived diesel fuel pricing.

•                  Product Quality.  Customer acceptance and confidence is essential in order for consumers to embrace and utilize the fuel as a substitute for petroleum-derived diesel fuel.  Our biodiesel production process was developed with the objective of producing a fuel that meets or exceeds the product quality of petroleum-derived fuels.

•                  Feedstock Limitations.  Feedstock cost comprises approximately 65-80% of all of biodiesel’s production costs. Feedstocks generally range in value from 10 to 25 cents per pound and most feedstocks can produce one gallon of biodiesel from every 8 pounds of available tri-glyceride present in the feedstock, resulting in feedstock supply costs of at least $0.80 to $2.00 per gallon.  Processing costs generally range from $0.30 to $0.45 per gallon.  Processing costs are fairly uniform throughout the industry.  As a result, we believe that total biodiesel production costs can range from $1.10 per gallon to as high as $2.45 per gallon, with prices being primarily driven by the price of the feedstock.

Currently, according to the National Biodiesel Board, the majority of biodiesel production is derived from soybean oil feedstock primarily because of its availability and the relative ease of converting the low free fatty acid vegetable oil into a biodiesel that can conform to ASTM standards.  Commodity prices for soybeans trade at a caloric (food) value rather than at a BTU value, which is generally the basis upon which biodiesel is bought and sold.  This commodity pricing difference generally makes soybean oil the preferred feedstock over inedible tallow, yellow grease, poultry fat or other fats, oils or greases.

We believe that our true multi-feedstock refining capability with comparable biodiesel quality may provide a competitive advantage over a single feedstock refining capability.  For example, our biodiesel refineries are expected to have the capability to run a 1% free fatty acid soybean oil and then immediately shift to a 20% free fatty acid yellow grease feedstock without any changes to the plant, capital equipment, production costs or process conditions.  Accordingly, we have great flexibility with respect to the source of feedstocks and can select the most economical feedstock for each refinery based on price and availability.

Industry Overview

Although prices for diesel fuel fluctuate on the commodities market, in 2005, prices reached ten year record highs, according to the United States Department of Energy.  Petroleum refining activity in many countries is or has been dominated by larger companies that may have overlooked or undervalued smaller-sized biodiesel refinery opportunities.  We believe that the high diesel fuel prices and concentrated petroleum refining capacity has created market entry opportunities for smaller companies.

The biodiesel market in the United States has experienced significant growth over the past several years and the National Biodiesel Board expects growth to continue well into the future.  According to the National Biodiesel Board, domestic biodiesel production has increased each year since 1999.  In 2002, approximately 15 million gallons of biodiesel fuel were used, with most consumption concentrated in the federal, state and local governments.  National production in 2004 reached 25 million gallons, with expansion through public retail pumps and governmental fleets.

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

In 2005, according to the National Biodiesel Board, U.S. biodiesel production was approximately 75 million gallons.  The use of biodiesel, while comprising less than 0.1% of the entire petroleum diesel market (an estimated 60 billion gallons), was the fastest growing alternative fuel market in the world.  Based on studies conducted by the United States Department of Agriculture and the National Biodiesel Board, it was reported that by 2010 the demand for biodiesel in the U.S. will reach 800 million gallons, accounting for approximately 2% of the 60 billion gallon per year total fuel market.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash and Cash Flows from Operations

As of July 31, 2006, we had a cash balance of $27,438,486 and for the seven month period from inception until July 31, 2006 we generated cash flow from operations of $8,639,668. The primary funding of operations was received through cash received from contracts in progress.  As discussed above, in July 2006 we entered into securities purchase agreements with institutional and individual accredited investors for the private placement of approximately 12.8 million shares of common stock and warrants to purchase approximately 6.4 million shares of common stock.  We have received approximately $19.9 million in gross proceeds from equity offerings and paid placement agent fees of approximately $1.0 million.

These funds are projected to be used for working capital associated with the planning, engineering and building of our first biodiesel refinery for our own account and for general corporate purposes.  Additional debt funding will need to be raised in the near future to meet our projected financial needs to complete the construction of the biodiesel refinery.

Conversion of Outstanding Debt

On April 28, 2006, we agreed to issue 1,333,333 shares of common stock to Biosource Fuels, LLC in exchange for the cancellation of our debt obligation that arose as a result of the acquisition of the business of Biosource Fuels.  The transaction resulted in a non-cash interest expense in the amount of $1,413,333.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three Months and for the Period from Inception (December 1, 2005) through July 31, 2006

We recorded contract revenues in the amount of $7,806,357 for the three months ended July 31, 2006 and costs incurred on contracts in progress of $8,692,959 for the same period.  We recorded contract revenues in the amount of $12,350,981 for the period from inception (December 1, 2005) through July 31, 2006 and costs incurred on contracts in progress of $13,143,489 for the same period. Contract revenues were recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated costs for each contract.

Total operating expenses of $10,153,354 were incurred for the three months ended July 31, 2006. For the period from inception (December 1, 2005) through July 31, 2006, we recorded total operating expenses of $12,271,964. Such amount includes non-cash interest expense of $1,413,333 that was recorded as a result of debt converted to equity (see — Conversion of Outstanding Debt), non-cash professional fees of $2,114,426 as a result of options and warrants granted to certain key consultants and a non-cash compensation expense of $6,729,637 as a result of options granted to employees pursuant to our 2006 Equity Incentive Plan. The 2006 Plan provides for equity incentives to be granted to employees, directors, or officers, or key advisers or consultants. Equity incentives granted under the 2006 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan is administered by the Compensation Committee of the Board and a maximum of 10,000,000 shares of Nova Oil’s common stock were authorized for issuance under the 2006 Plan.  As of July 31, 2006, we had approximately 4.3 million shares remaining for future awards under the 2006 Plan.  On August 31, 2006, in connection with the appointment of our director Lewis W. (Jody) Powers as our chief operating officer, the Compensation Committee granted him 1,000,000 shares of restricted stock under the 2006 Plan, vesting annually in equal installments over a four year period.

A net loss of $10,990,290 was incurred for the three months ended July 31, 2006 or a net loss of fifteen cents per share.  For the period from inception (December 1, 2005) through July 31, 2006, we incurred a net loss of $13,014,806 or a net loss of eighteen cents per share.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Appendix 3 of the Company’s Definitive Proxy Statement dated September 15, 2005).

3.2*	Articles of Merger of Nova Oil, Inc. and Nova Biosource Fuels, Inc.

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form 10-SB dated April 4, 2001).

4.1	Specimen common stock certificate (incorporated by reference from the Company’s Registration Statement on Form 10-SB dated April 4, 2001).

10.1*	Employment Agreement, dated as of June 13, 2006, between the Company and Russell D. Sammons.

10.2*	Standby Letter of Credit, dated June 15, 2006, issued by Sterling Bank and related escrow agreement.

10.3*	Employment Agreement, dated as of June 17, 2006, between the Company and Leon van Kraayenburg.

10.4*	Purchase and Sale Agreement by and between Nova Biofuels Seneca, LLC and L&L Properties and Shipyard Industrial Park, Inc., dated as of June 23, 2006.

10.5*	Feedstock Agreement between Nova Biofuels Seneca, LLC and Lipid Logistics, LLC, dated as of June 26, 2006.

10.6*	Subscription Agreement, dated as of June 23, 2006, between KBI Energy, LLC and Nova Holdings Seneca LLC.

10.7*	Form of Securities Purchase Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto.

10.8*	Form of Warrant Agreement, dated as of July 6, 2006, between the Company and the purchaser party thereto.

Exhibit No.	Description

10.9*	Form of Registration Rights Agreement, dated as of July 6, 2006, between the Company the purchasers party thereto.

10.10*	Form of Securities Purchase Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto.

10.11*	Form of Warrant Agreement, dated as of July 10, 2006, between the Company and the purchaser party thereto.

10.12*	Form of Registration Rights Agreement, dated as of July 10, 2006, between the Company the purchasers party thereto.

10.13*	Form of Securities Purchase Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto.

10.14*	Form of Warrant Agreement, dated as of July 11, 2006, between the Company and the purchaser party thereto.

10.15*	Form of Registration Rights Agreement, dated as of July 11, 2006, between the Company the purchasers party thereto.

10.16*†	Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for the Seneca, Illinois plant.

10.17*†	Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 2.”

10.18*†	Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 3.”

10.19*†	Feedstock Agreement between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc., dated as of July 26, 2006.

10.20*†	Biodiesel Sale and Purchase Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc.

10.21*†	Master Netting, Setoff, Credit and Security Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc.

10.22	Nova Director Compensation Program (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).

10.23

Form of Stock Bonus Agreement for Consultants and Advisors under the Company’s 2006 Equity Incentive Plan. (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006)

10.24

Form of Restricted Stock Award Agreement for Non-Employee Directors under the Company’s 2006 Equity Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).

10.25	Retroactive Non-Employee Director Compensation (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).

10.26*	Summary of Changes to Compensation of Certain Executive Officers.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.

†       Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVABIOSOURCE FUELS, INC.

September 14 , 2006	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

September 14, 2006	/s/ Leon van Kraayenburg
Leon van Kraayenburg
Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Appendix 3 of the Company’s Definitive Proxy Statement dated September 15, 2005).

3.2*	Articles of Merger of Nova Oil, Inc. and Nova Biosource Fuels, Inc.

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form 10-SB dated April 4, 2001).

4.1	Specimen common stock certificate (incorporated by reference from the Company’s Registration Statement on Form 10-SB dated April 4, 2001).

10.1*	Employment Agreement, dated as of June 13, 2006, between the Company and Russell D. Sammons.

10.2*	Standby Letter of Credit, dated June 15, 2006, issued by Sterling Bank and related escrow agreement.

10.3*	Employment Agreement, dated as of June 17, 2006, between the Company and Leon van Kraayenburg.

10.4*	Purchase and Sale Agreement by and between Nova Biofuels Seneca, LLC and L&L Properties and Shipyard Industrial Park, Inc., dated as of June 23, 2006.

10.5*	Feedstock Agreement between Nova Biofuels Seneca, LLC and Lipid Logistics, LLC, dated as of June 26, 2006.

10.6*	Subscription Agreement, dated as of June 23, 2006, between KBI Energy, LLC and Nova Holdings Seneca LLC.

10.7*	Form of Securities Purchase Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto.

10.8*	Form of Warrant Agreement, dated as of July 6, 2006, between the Company and the purchaser party thereto.

10.9*	Form of Registration Rights Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto.

10.10*	Form of Securities Purchase Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto.

10.11*	Form of Warrant Agreement, dated as of July 10, 2006, between the Company and the purchaser party thereto.

10.12*	Form of Registration Rights Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto.

10.13*	Form of Securities Purchase Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto.

10.14*	Form of Warrant Agreement, dated as of July 11, 2006, between the Company and the purchaser party thereto.

10.15*	Form of Registration Rights Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto.

10.16*†	Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for the Seneca, Illinois plant.

10.17*†	Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 2.”

10.18*†	Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 3.”

10.19*†	Feedstock Agreement between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc., dated as of July 26, 2006.

Exhibit No.	Description

10.20*†	Biodiesel Sale and Purchase Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc.

10.21*†	Master Netting, Setoff, Credit and Security Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc.

10.22	Nova Director Compensation Program (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).

10.23

Form of Stock Bonus Agreement for Consultants and Advisors under the Company’s 2006 Equity Incentive Plan. (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006)

10.24

Form of Restricted Stock Award Agreement for Non-Employee Directors under the Company’s 2006 Equity Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).

10.25	Retroactive Non-Employee Director Compensation (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).

10.26*	Summary of Changes to Compensation of Certain Executive Officers.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.

†       Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.