Form 10QSB/A
period 2006-04-30
NOVA BIOSOURCE FUELS, INC.
filed 2006-10-31
CIK 1137469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A (this “Amendment”) amends our Quarterly Report on Form 10-QSB (the “Original Quarterly Report”) for the quarter ended April 30, 2006, which was originally filed with the Securities and Exchange Commission on June 15, 2006 and amended on June 30, 2006.  This Amendment reclassifies an immaterial amount ($4,800) of cost of revenues as selling, general and administrative expenses, corrects typographical errors and makes additional disclosures in the notes to the financial statements.

We have included as exhibits to this Amendment new certifications of our principal executive officer and principal financial officer.

This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

Prior to March 31, 2006, Nova Oil, Inc., a Nevada corporation, was a non-operating “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended. On March 31, 2006, Nova Oil completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange therefor. As a result of the share exchange, Biosource America became a subsidiary of Nova Oil, a change of control of Nova Oil occurred as the former Biosource shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova Oil and Nova Oil ceased being a “shell company.”  For accounting purposes, the transaction described above has been treated as an acquisition of Nova Oil by Biosource America and as a recapitalization of Biosource America. The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America. In connection with the share exchange, as reported in Nova Oil’s current report on Form 8-K filed with the SEC on April 3, 2006, Nova Oil changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America. Pursuant to informal guidance of the staff of the Securities and Exchange Commission, no transition report is required in connection with the change in fiscal year end and, beginning with this quarterly report on Form 10-Q for the quarter ended April 30, 2006, periodic reports will be filed based on the fiscal year of Biosource America as adopted by Nova Oil.

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

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company assumes no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by the Company in the Company’s reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, the Company’s actual results may vary materially from those expected or projected.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

Nova Oil, Inc.
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
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common, $.001 par value, 500,000,000 shares authorized, 71,720,856 shares issued and outstanding	71,721
Additional Paid-in capital	6,691,611
Accumulated deficit	(2,024,516)

Total Stockholders’ Equity	4,738,816

Total Liabilities and Stockholders’ Equity	$11,826,317

Nova Oil, Inc.
Consolidated Statements of Operations
For the Three Month Period Ended April 30, 2006 and
For the Period from Inception (December 1, 2005) through April 30, 2006
(Unaudited)

	Three Months Ended April 30, 2006	Period from Inception (December 1, 2005) through April 30, 2006
Contract revenues	$4,544,624	$4,544,624
Cost of revenues	4,445,730	4,445,730

Gross Profit	98,894	98,894

Operating expenses
Selling, general and administrative	615,700	651,302
Interest expense	1,413,338	1,413,338
Depreciation	58,770	58,770

Total operating expenses	2,087,808	2,123,410

Net Loss	$(1,988,914)	$(2,024,516)

Basic and diluted Net Loss per share	$(0.03)	$(0.03)

Weighted average of shares outstanding	70,417,803	70,405,278

Nova Oil, Inc.
Consolidated Statement of Cash Flows
For the Period From Inception (December 1, 2005) through April 30, 2006
(Unaudited)

Cash flows from operating activities
Net Loss	$(2,024,516)
Adjustments to reconcile net loss to net
Cash provided by operating activities
Depreciation	58,770
Interest expense	1,413,332
Changes in
Prepaid expense and other current assets	(317,968)
Accrued expenses	198,106
Accounts payable	1,137,279
Billings in excess of costs and estimated earnings on uncompleted contracts	4,552,116

Net cash provided by operating activities	5,017,119

Cash flows from investing activities
Purchase of plant & equipment	(35,922)

Cash flows from financing activities
Payments on note payable	(50,000)
Proceeds from sale of stock	350,000

Net cash provided by financing activities	300,000

Net increase in cash and cash equivalents	5,281,197

Cash & cash equivalents
Beginning of period	—

End of period	$5,281,197

Supplemental disclosures
Cash paid for interest	$—
Cash paid for taxes	$—

Non-cash financing and investing activities
Issuance of common stock for conversation of note payable	$5,000,000
Purchase of fixed assets and intangible assets in exchange for note payable	$5,000,000
Accounts receivable applied to note payable	$1,000,000
Purchase of patent for note payable	$250,000

Nova Oil, Inc.
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

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of Nova Oil, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nova Oil’s Annual Report filed with the SEC on Form 10-KSB and the audited financial statements and notes thereto of Biosource Fuels, LLC and the audited financial statements and notes thereto of Biosource America, Inc., each contained in Nova Oil’s Current Report on Form 8-K filed with the SEC on April 3, 2006 and amended on October 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Form 8-K/A have been omitted.

Organization and Nature of Operations

Nova Oil, Inc. has developed technology for the production of biodiesel fuel from animal and vegetable based fats, oils and greases. It also designs and constructs facilities for the production of biodiesel fuels.

Nova Oil, Inc., a Nevada corporation, was a non-operating “shell” as defined under the rules and regulations of the Securities Exchange Act of 1934, as amended. Nova Oil completed a share exchange on March 31, 2006, pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange. Each Biosource America stockholder received two shares of common stock of Nova Oil in exchange for every three shares of common stock of Biosource America surrendered in exchange. As a result of the share exchange, Biosource America became a subsidiary of Nova Oil, a change of control of Nova Oil occurred as the former Biosource America stockholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova Oil and Nova Oil ceased being a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act.

For accounting purposes, the acquisition described above has been treated as an acquisition of Nova Oil by Biosource America and as a recapitalization of Biosource America. The historical financial information prior to March 31, 2006 is that of Biosource America. In connection with the share exchange on March 31, 2006, Nova Oil changed its fiscal year from December 31 to October 31, the fiscal year end of Biosource America.

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

NOTE 2 - SUMMARY SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company accounts have been eliminated in consolidation.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Classification	Estimated Useful Life
Furniture, software & computing equipment	5 Years
Lab equipment	7 Years
Plant	10 Years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Assets Developed for Our Own Use

Assets developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service. The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and  amortized over the estimated useful lives of the assets.

Intangible Assets & Impairment of Long-Lived Assets

Intangible assets acquired in  connection with the acquisition of Biosource Fuels include intellectual property and proprietary technology related to the processes developed by the acquired entity with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. The value of intellectual property and proprietary technologies and, accordingly, the life of the intangible assets is dependent upon such factors as the cost of different sources of energy, the cost of feed stocks and other processing costs for the subject technology as well as other economic factors. Management has made an assessment of these factors and determined that these intangible assets have an indefinite life and will be evaluated for impairment on at least a quarterly basis in future periods.

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

NOTE 3 - CONSTRUCTION CONTRACTS

Cost and estimated earnings in excess of billings on uncompleted contracts as of April 30, 2006 consists of the following:

Cost incurred on uncompleted contracts	$4,445,730
Billings on uncompleted contracts	(9,997,846)

Total	$5,552,116

Included in accompanying balance sheet under the following caption:
Billings in excess of cost of uncompleted contracts	$5,552,116

NOTE 4 - BUSINESS COMBINATION

In February 2006,  Biosource America acquired the assets of Biosource Fuels, LLC. Biosource Fuels had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases.  The acquisition price was for $6,000,000 consisting of the following consideration :

Cash	$1,000,000
Note payable	5,000,000
Total purchase price	$6,000,000

Biosource America accounted for the acquisition using the purchase method of accounting for business combinations. The assets acquired included $4,500,000 of intangible assets, other than goodwill.  Of the acquired intangible assets, $2,000,000 and $2,500,000 were assigned to intellectual property and proprietary technology, respectively.  The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $444,710, which is reflected in the balance sheet as of April 30, 2006 as goodwill. This purchase price allocation is preliminary and subject to change based upon the completion of a third party appraisal. The intangibles, including goodwill, will be subject to review for possible impairment on a quarterly basis.

The amount of goodwill expected to be deductible for tax purposes for the fiscal year ending October 31, 2006 amounts to approximately $22,000. Additionally, acquired intangibles will be amortized over a 15 year period for income tax purposes resulting in amortization for the fiscal year ending October 31, 2006 of approximately $281,000.

The following table presents unaudited pro forma information for the three months ended April 30, 2006 and for the period from inception (December 1, 2005) through April 30, 2006, as if the acquisition had occurred on December 1, 2006.

Three Months Ended April 30, 2006

	As Reported	Pro Forma
Revenues	$4,544,624	$4,544,624
Net Loss	1,988,914	1,988,914
Loss Per Share	(.03)	(.03)

Period from Inception (December 1, 2005) through April 30, 2006

	As Reported	Pro Forma
Revenues	$4,544,624	$5,344,443
Net Loss	2,024,516	2,117,006
Loss Per Share	(.03)	(.03)

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

NOTE 6 - CONVERSION OF DEBT TO EQUITY

In connection with the acquisition of the assets of Biosource Fuels, LLC, as described more fully in Note 4, a note payable in the amount of approximately $5,000,000 to Biosource Fuels was exchanged for common stock effective April 28, 2006. The note payable was exchanged for 1,333,333 shares of common stock valued at $4.81 per share (the closing price of the Company’s stock as quoted on the OTC Bulletin Board System on the date of the acquisition) or a total consideration valued at $6,413,333. The premium of $1,413,333 in value of common stock issued in exchange for the note payable was charged to interest expense upon conversion.

NOTE 7 - WARRANTS

A placement agent was previously issued warrants for services in connection with a private placement of shares of Nova’s common stock. These warrants are still outstanding and are for 69,500 shares of common stock, exercisable at $0.14 per share. The warrants are exercisable after February 27, 2004, but no later than February 27, 2009. At April 30, 2006 these warrants had not been exercised. These warrants were originally issued on February 27, 2004 and no measurable cost was associated with the warrants as management had determined at such time that their fair value was zero.

NOTE 8 - SUBSEQUENT EVENTS

Equity Incentive Plan

On April 24, 2006, Nova Oil adopted its Nova Energy Holding, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for equity incentives to be granted to employees, directors, or officers of the Company, or key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2006 Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan will be administered by the Compensation Committee of the Board and a maximum of 10,000,000 shares of common stock were authorized for issuance under the 2006 Plan.

On April 24, 2006, the Compensation Committee approved the grant to ten key employees of Biosource America, Inc. of non-qualified stock options to purchase in the aggregate 4,021,912 shares of Nova Oil’s common stock at an exercise price of $3.04 per share, the fair market value on that date. If exercised, such options would represent approximately 5.7% of the total number of shares outstanding on such date. All such options expire ten years from the date of grant and are not exercisable until the underlying shares of common stock are registered under the Securities Act. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the options granted to the President of Biosource America, such options have additional vesting conditions, including the approval of the 2006 Plan by Nova Oil’s stockholders and, in the case of options to purchase 917,772 shares, immediately upon such approval and registration and, in the case of the remaining options to purchase 1,000,000 shares, upon the later of such approval and the achievement of certain performance targets by Nova Oil.

On April 28, 2006, the Compensation Committee approved the grant to six key employees of Biosource America of non-qualified stock options to purchase in the aggregate 277,079 shares of Nova Oil’s common stock at an exercise price of $3.88 per share, the fair market value on that date. All such options expire ten years from the date of grant and are not exercisable until the underlying shares of common stock are registered under the Securities Act. With the exception of the options granted to Richard H. Talley, President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the 64,433 options granted to Mr. Talley, such options vest upon the later of approval of the 2006 Plan by Nova Oil’s stockholders or the registration of the underlying shares of common stock under the Securities Act.

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

NOTE 9 – PATENT ACQUISITION

In the quarter ended April 30, 2006, Nova Oil acquired a patent through the issuance of a short term note of $250,000. The issuance of the note and the acquisition of the patent was the result of a memorandum of understanding between Biosource America and a third party as a settlement of differences between them relating to allegedly conflicting patent and patent application positions on biodiesel technology.

NOTE 10 – RECLASSIFICATIONS

Nova Oil has made certain reclassifications in the financial statements filed with this Form 10-QSB/A from the financial statements included in the original Form 10-QSB. These reclassifications had no significant impact on the financial condition or results of operations for the periods presented.

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

On April 5, 2005, Nova Oil’s common stock was made effective by the National Association of Securities Dealers for quotation on the Over The Counter Bulletin Board System. Nova Oil’s common stock trades under the symbol “NVAO.” As of October 19, 2005, Nova Oil completed the sale of all its oil and gas well interests and, as a result, became a “shell company” as it ceased operations and shifted its primary activity to seeking merger or acquisition candidates with whom it could either merge or acquire. Nova Oil is a “small business issuer” as defined by Rule 12b-2 of the Securities Exchange Act.

As of March 30, 2006, prior to the share exchange and the stock split described below,  Nova Oil’s authorized capitalization consisted of 500,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.0001 par value, with 6,925,000 shares of common stock outstanding and no shares of preferred stock outstanding. Nova Oil completed the share exchange on March 31, 2006, pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange. Each Biosource America shareholder received two shares of common stock of Nova Oil in exchange for every three shares of common stock of Biosource America surrendered in exchange. As a result of the share exchange, Biosource America became a subsidiary of Nova Oil, a change of control of Nova Oil occurred as the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova Oil and Nova Oil ceased being a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934. Also on March 31, 2006, Nova Oil declared a three-for-two forward stock split payable on April 24, 2006 to holders of record on April 10, 2006. After the stock split and the share exchange,  Nova Oil had approximately 70,387,523 shares of common stock issued and outstanding. On April 28, 2006, Nova Oil agreed to issue 1,333,333 shares of common stock in exchange for the cancellation of debt of $5,000,000, which resulted in approximately 71,720,856 shares of common stock issued and outstanding.

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

Biosource America, Inc.

Our principal operating subsidiary, Biosource America, Inc., was incorporated under the laws of the State of Texas on December 1, 2005. On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, LLC, which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. As part of the acquisition of Biosource Fuels, Biosource America acquired a patent and related patent applications with respect to the production of biodiesel and glycerin from high free fatty acid feedstocks. In addition, Biosource America acquired a fully continuous flow biodiesel refinery that had been built in January 2003 in Butte, Montana. This small scale refinery has a production capacity of 80,000 gallons of biodiesel per year. Presently, Biosource America has agreements with three third parties to design and build three biodiesel refineries, one in Clinton County, Iowa, one in DeForest, Wisconsin and one in Greenville, Mississippi. Our current strategy includes the construction of two to four additional refineries for our own account, although we may enter into agreements to construct one or more refineries as joint ventures.

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

In 2005, according to the NBB, U.S. biodiesel production was approximately 75 million gallons. The use of biodiesel, while comprising less than 0.1% of the entire petroleum diesel market (an estimated 60 billion gallons), was the fastest growing alternative fuel market in the world. Based on studies conducted by the United States Department of Agriculture (“USDA”) and the NBB, it was reported that, by 2010, the demand for biodiesel in the U.S. will reach 800 million gallons, accounting for approximately 2% of the 60 billion-gallon per year total fuel market.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash and Cash Flows from Operations

As of April 30, 2006, we had a cash balance of $5,281,197 and for the period from inception (December 1, 2005) through April 30, 2006, we generated cash flow from operations of $5,017,119. The primary funding of operations was received through cash received from contracts in progress. We do not currently have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and we will require additional equity and debt funding in the near future to meet the projected financial needs.

Conversion of Outstanding Debt

On April 28, 2006, we agreed to issue 1,333,333 shares of common stock to Biosource Fuels, LLC in exchange for the cancellation of our debt obligation that arose as a result of the acquisition of the business of Biosource Fuels. The transaction resulted in a non-cash interest expense in the amount of $1,413,233.

RESULTS OF OPERATIONS

Consolidated for the three months and the period from inception (December 1, 2005) through April 30, 2006

We recorded contract revenues in the amount of $4,544,624 for the three months ended April 30, 2006 and costs incurred on uncompleted contracts of $4,445,730 for the same period.  Contract revenues were recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated costs for each contract.

Operating expenses of $2,087,808 were incurred for the three months ended April 30, 2006. Such amount includes a non-cash interest expense of $1,413,233 that was recorded as a result of debt converted to equity (see — Conversion of Outstanding Debt). For the period from inception (December 1, 2005) through April 30, 2006, we recorded operating expenses of $2,123,410.

A net loss of $1,988,914 was incurred for the three months ended April 30, 2006. For the period from inception (December 1, 2005) through April 30, 2006, we incurred a net loss of $2,024,516 or a net loss of three cents per share.

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

2.2

Asset Purchase Agreement, dated as of February 7, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 2.2 of the Company’s Current Report on Form 8-K dated March 31, 2006).

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

10.1

Security Agreement, dated as of February 10, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.2

Collateral Assignment, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.3

Patent Security Agreement, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.4

Registration Rights Agreement, dated as of February 7, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 31, 2006).

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

10.13

Employment Agreement, dated as of May 1, 2006, between the Company and Richard H. Talley (incorporated by reference from Exhibit 10.13 of the Company’s Amended Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 30, 2006).

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

NOVA OIL, INC.

October 31, 2006	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

October 31, 2006	/s/ Leon van Kraayenburg
Leon van Kraayenburg
Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated as of March 30, 2006, entered into between the Company, Biosource America, Inc. and the shareholders of Biosource America, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 31, 2006).

2.2

Asset Purchase Agreement, dated as of February 7, 2006, between Biosource Fuels, LLC and Biosource America, LLC (incorporated by reference from Exhibit 2.2 of the Company’s Current Report on Form 8-K dated March 31, 2006).

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

10.1

Security Agreement, dated as of February 10, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.2

Collateral Assignment, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.3

Patent Security Agreement, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated March 31, 2006).

10.4

Registration Rights Agreement, dated as of February 7, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 31, 2006).

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

10.13

Employment Agreement, dated as of May 1, 2006, between the Company and Richard H. Talley (incorporated by reference from Exhibit 10.13 of the Company’s Amended Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 30, 2006).

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