Form 10-Q/A
period 2006-07-31
NOVA BIOSOURCE FUELS, INC.
filed 2006-10-31
CIK 1137469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A (this “Amendment”) amends our Quarterly Report on Form 10-QSB (the “Original Quarterly Report”) for the quarter ended July 31, 2006, which was originally filed with the Securities and Exchange Commission on September 14, 2006.  This amendment reclassifies an immaterial amount ($16,541) of cost of revenues as selling, general and administrative expenses, corrects typographical errors and makes additional disclosures in the notes to the financial statements.

We have included as exhibits to this Amendment new certifications of our principal executive officer and principal financial officer.

This Amendment does not reflect events occurring after the filing of our Original Quarterly Report or modify or update those disclosures affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of our Original Quarterly Report, including any amendments to those filings.

Prior to March 31, 2006, Nova Biosource Fuels, Inc., a Nevada corporation formerly known as Nova Oil, Inc., was a non-operating “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  On March 31, 2006, Nova completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange therefor.  As a result of the share exchange, Biosource America became a subsidiary of Nova, a change of control of Nova occurred as the former Biosource shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova and Nova ceased being a “shell company.”  For accounting purposes, the transaction described above has been treated as an acquisition of Nova by Biosource America and as a recapitalization of Biosource America.  The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America.  In connection with the share exchange, as reported in Nova’s current report on Form 8-K filed with the SEC on April 3, 2006, Nova changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America.  Pursuant to informal guidance of the staff of the Securities and Exchange Commission, no transition report is required in connection with the change in fiscal year end and, beginning with the quarterly report on Form 10-Q for the quarter ended April 30, 2006, periodic reports will be filed based on the fiscal year of Biosource America as adopted by Nova.  On September 12, 2006, Nova Oil, Inc. changed its name to Nova Biosource Fuels, Inc.

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

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements.  Some of the factors, risks and uncertainties that are not within our control and could have a significant impact on future operating results are general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  The Company assumes no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by the Company in the Company’s reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, the Company’s actual results may vary materially from those expected or projected.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Nova Biosource Fuels, Inc.

Consolidated Balance Sheet

As of July 31, 2006

(Unaudited)

ASSETS
Current assets
Cash	$27,438,486
Accounts receivable, net	45,000
Prepaid expenses	207,383
Costs & estimated earnings in excess of billings on uncompleted contracts	1,802,625
Other current assets	96,250

Total current assets	29,589,744

Property and equipment, net of accumulated depreciation of $118,906	987,321
Assets being developed for our own use	4,288,962

Intangible assets
Intellectual property	2,250,000
Proprietary technology	2,500,000
Goodwill	444,710
Total intangible assets	5,194,710

Total Assets	$40,060,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,409,053
Accrued expenses	1,184,345
Billings in excess of costs & estimated earnings on uncompleted contracts	10,801,384
Short term notes payable	100,000

Total current liabilities	14,494,782

Minority interests	4,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 84,568,475 shares issued and outstanding	84,568

Additional paid-in capital	34,496,194
Accumulated deficit	(13,014,807)

Total Stockholders’ Equity	21,565,955

Total Liabilities and Stockholders’ Equity	$40,060,737

Nova Biosource Fuels, Inc.

Consolidated Statements of Operations

 For the Three Month Period Ended July 31, 2006 and

For the Period from Inception (December 1, 2005) through July 31, 2006

(Unaudited)

	Three Months Ended July 31, 2006	Period from Inception (December 1, 2005) through July 31, 2006

Contract revenues	$7,806,357	$12,350,981
Cost of revenues	8,676,418	13,126,948
Loss from contracting operations	(870,061)	(775,967)

Expenses
Selling, general and administrative	673,213	1,112,324
Interest expense	12,958	1,426,296
Compensation	6,940,547	7,040,897
Consulting services	2,483,041	2,590,082
Depreciation	60,136	118,906

Total operating expenses	10,169,895	12,288,505

Other income
Interest income	49,666	49,666

Net loss	$(10,990,290)	$(13,014,806)

Basic and diluted net loss per share	$(.15)	$(.18)

Weighted average number of shares outstanding	75,512,391	71,393,614

Nova Biosource Fuels, Inc.

Consolidated Statement of  Changes in Stockholders’ Equity

For the Period from Inception (December 1, 2005) through July 31, 2006

	Common	Common	Additional	Accumulated
Description	Shares	Par Value	Paid-In Capital	Deficit	Total

Issuance of common stock in conversion of debt	1,333,333	1,333	6,412,000		6,413,333
Sale of common stock	83,235,142	83,235	19,205,582		19,288,817
Issuance of stock options for services			8,878,612		8,878,612
Net loss				$(13,014,807)	(13,014,807)

Balance July 31, 2006	84,568,475	$84,568	$34,496,194	$(13,014,807)	$21,565,955

Nova Biosource Fuels, Inc.

Consolidated Statement of Cash Flows

For the Period From Inception (December 1, 2005) through July 31, 2006

Cash flows from operating activities
Net loss	$(13,014,806)
Adjustments to reconcile net loss to net
Cash provided by operating activities
Depreciation	118,906
Interest expense	1,413,333
Compensation expense – employee stock options	6,729,637
Consulting & agents expense – consultant stock options	2,114,426
Changes in
Accounts receivable	(45,000)
Prepaid expense and other current assets	(303,633)
Accrued expenses	1,218,992
Accounts payable	2,409,054
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,802,625)
Billings in excess of costs and estimated earnings on uncompleted contracts	9,801,384

Net cash provided by operating activities	8,639,668

Cash flows from investing activities
Purchase of plant & equipment	(50,937)
Assets purchased to be developed for our own use	(4,288,962)

Net cash used in investing activities	(4,339,899)

Cash flows from financing activities
Payments on note payable billings	(150,000)
Proceeds from sale of stock	20,263,717

Costs associated with sale of stock	(975,000)
Cash provided by minority interest	4,000,000

Net cash provided by financing activities	23,138,717

Net increase in cash and cash equivalents	27,438,486

Cash & cash equivalents
Beginning of period	—

End of period	$27,438,486

Supplemental disclosures
Cash paid for interest	$—
Cash paid for taxes	$—

Non-cash financing and investing activities
Issuance of common stock for conversion of note payable and accrued interest	$6,413,333
Purchase of fixed assets and intangible assets in exchange for note payable	$5,000,000
Accounts receivable applied to note payable	$1,000,000
Purchase of patent for note payable	$250,000

Nova Biosource Fuels, Inc.

Notes to Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of Nova Biosource Fuels, Inc., a Nevada corporation formerly known as Nova Oil, Inc. (“Nova” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Nova’s Annual Report filed with the SEC on Form 10-KSB and the audited financial statement and notes thereto of Biosource Fuels, LLC and the audited financial statements and notes thereto of Biosource America, Inc., each contained in Nova’s Current Report on Form 8-K filed with the SEC on April 3, 2006 and amended on October 31, 2006.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Form 8-K/A have been omitted.

Organization and Nature of Operations

Nova has developed technology for the production of biodiesel fuel from animal and vegetable based fats, oils and greases. It  also designs and constructs facilities for the production of biodiesel fuels.

Prior to March 31, 2006, Nova Biosource Fuels, Inc., a Nevada corporation formerly known as Nova Oil, Inc., was a non-operating “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  On March 31, 2006, Nova completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange.  As a result of the share exchange, Biosource America became a subsidiary of Nova, a change of control of Nova occurred as the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova and Nova ceased being a “shell company.”

For accounting purposes, the transaction described above has been treated as an acquisition of Nova by Biosource America coincident with a recapitalization of Biosource America.  The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America.  In connection with the share exchange, Nova changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America.

Biosource America was incorporated in Texas on December 1, 2005 and remains as a wholly owned operating subsidiary of Nova.  On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases.  This acquisition is described more fully in Note 6 below.

NOTE 2 - SUMMARY OF CHANGES IN SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of Nova and its subsidiaries.  All significant inter-company accounts and transaction  have been eliminated in consolidation.

Intangible Assets & Impairment of Long-Lived Assets

Intangible assets acquired in  connection with the acquisition of Biosource Fuels include intellectual property and proprietary technology related to the processes developed by the acquired entity with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. The value of intellectual property and proprietary technologies and accordingly the life of the intangible assets is dependent upon such factors as the cost of different sources of energy, the cost of feed stocks and other processing costs for the subject technology as well as other economic factors. Management has made an assessment of these factors and determined that these intangible assets have an indefinite life and will be evaluated for impairment on at least a quarterly basis in future periods.

In accordance with SFAS No. 142 and SFAS No. 144, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and Nova’s intentions at the time an impairment adjustment were considered necessary.

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

New contracts since inception (December 1, 2005)	$35,714,365
Less: contract revenue earned during the period	(12,225,981)	$12,225,981
Backlog balance at July 31, 2006	$23,488,384
Revenue earned on short-term contracts		—
Total revenue earned		$12,225,981

Cost of revenue consisted of the following during the period from inception through July 31, 2006:

Contracts in progress	$12,281,795
Recognized loss	845,153
Total cost of revenue	$13,126,948

During the three month period ended July 31, 2006 management recognized a loss on the Clinton County project estimated to be $845,143 as it became probable that Nova would not likely collect the excess costs management has anticipated to incur throughout the remaining life of the project.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2006:

Balance July 31, 2006

Office equipment & furniture and fixture	$52,140
Computers and software	41,807
Plant & equipment	1,012,281
Total property & equipment	1,106,228

Less: accumulated deprecation	(118,907)
Construction in Progress	4,288,962
Net property & equipment	$987,321

NOTE 5 – ASSETS BEING DEVELOPED FOR OUR OWN USE

Assets being developed for our own use represents three biodiesel refinery plants which are scheduled to begin construction in October 2006 with a scheduled completion date during the fourth quarter of 2007.  The remaining estimated cost to be incurred in 2006 and 2007 to complete construction of the facilities is estimated to be approximately $173 million.

NOTE 6 – BUSINESS COMBINATION

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

The amount of goodwill expected to be deductible for tax purposes for the fiscal year ending October 31, 2006 amounts to approximately $22,000.  Additionally, acquired intangibles will be amortized over a fifteen year period for income tax purposes resulting in amortization for the fiscal year ending October 31, 2006 to be approximately $281,000.

The following table presents unaudited pro-forma information for the three months ended July 31, 2006 and the period from inception (December 1, 2005) through July 31, 2006, as if the acquisition had occurred on December 1, 2006.

Three Months ended July 31, 2006

	As Reported	Pro-Forma
Revenues	$7,806,357	$7,806,357
Net Loss	10,990,290	10,990,290
Loss Per Share	(.15)	(.15)

Period from inception (December 1, 2005) through July 31, 2006

	As Reported	Pro-Forma
Revenues	$12,350,981	$13,150,800
Net Loss	13,014,806	13,107,296
Loss Per Share	(.18)	(.18)

NOTE 7 – FEDERAL INCOME TAX

At July 31, 2006, Nova had net operating loss carry forwards of approximately $4,170.000 that may be offset against future taxable income. These net operating loss carry forwards will expire in the year ending December 31, 2026.

Net deferred tax assets consist of the following as of July 31, 2006:

Deferred tax asset	$1,460,000
Valuation allowance	(1,460,000)

Net deferred tax asset	$—

NOTE 8 – CONVERSION OF DEBT TO EQUITY

In connection with the acquisition of the assets of Biosource Fuels, LLC, as described more fully in Note 6, a note payable in the amount of approximately $5,000,000 to Biosource Fuels was exchanged for common stock effective April 28, 2006.  The note payable was exchanged for 1,333,333 shares of common stock valued at $4.81, the closing price of the Company’s stock on the date of the acquisition, or a total consideration valued at $6,413,333. The premium of $1,413,333 in value of common stock issued in exchange for the note payable was charged to interest expense upon conversion.

NOTE 9 – WARRANTS AND OPTIONS

A placement agent was previously issued warrants for services in connection with a private placement of shares of Nova’s common stock.  These warrants are still outstanding and are for 69,500 shares of common stock, exercisable at $0.14 per share.  The warrants are exercisable after February 27, 2004, but no later than February 27, 2009.  At July 31, 2006 these warrants had not been exercised.  These warrants were originally issued on February 27, 2004 and no measurable cost was associated with the warrants as management had determined at such time that their fair value was zero.

As described in Note 13, in July 2006, in connection with a private placement, Nova issued warrants to acquire 6,331,318 shares of common stock under the terms of a warrant agreement.  The warrants have a five year term and a weighted average exercise price of $2.54 per share.  Also in connection with such private placement, Nova issued designated assignees of the placement agent warrants to acquire 449,098 shares of common stock.  The warrants have a five year term and a weighted average exercise price of $2.34 per share.  At July 31, 2006, none of the warrants issued in connection with the private placement had been exercised. The services related to the grant of these warrants were performed during the three month period ended July 31, 2006 and therefore Nova has recorded $809,391 of non-cash stock for consulting services expense related to these options during the three month period ended July 31, 2006.

As described in Note 10, in connection with the equity incentive plan, Nova issued options to acquire 5,698,931 shares of common stock under the terms of the plan.  The table below summarizes the issuance of options and warrants granted as of July 31, 2006 in connection with the private placement and Nova’s equity incentive plan.

Outstanding options and warrants as of July 31, 2006 are as follows

Grant Date	Expiration Date	Exercise Price	Outstanding December 1, 2005 (Inception)	New Grants	Exercises	Outstanding July 31, 2006

2/27/04	2/27/09	$0.14	69,500			69,500
4/24/06	4/24/16	3.04		4,021,852		4,021,852
4/28/06	4/28/16	3.88		277,079		277,079
5/26/06	5/26/16	3.79		100,000		100,000
6/17/06	6/17/16	2.62		800,000		800,000
6/17/06	6/17/16	2.62		500,000		500,000
7/06/06	7/06/11	2.54		5,243,256		5,243,256
7/10/06	7/10/11	2.60		1,088,062		1,088,062
7/26/06	7/26/11	2.34		449,098		449,098

Totals			69,500	12,479,347	—	12,548,847

NOTE 10 –  EQUITY INCENTIVE PLAN

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

On May 26, a consultant of  Nova received non-qualified stock options to purchase in the aggregate 100,000 shares of common stock at an exercise price of $3.79 per share, the fair market value of the common stock on the date of grant. The options granted expire ten years from the date of grant and vest in four equal installments over a four month period. The services related to the grant of these options were performed during the three month period ended July 31, 2006 and therefore the Company has recorded $307,069 of non-cash stock for consulting services expense related to these options during the three month period ended July 31, 2006.

On June 17, two key employees of Nova received non-qualified stock options to purchase in the aggregate 800,000 shares of common stock at an exercise price of $2.62 per share, the fair market value of the common stock on the date of grant. The options granted expire ten years from the date of grant and 250,000 of such options vest immediately, with the remainder vesting monthly in equal installments over a two year period. The Company has recorded $547,106 of non-cash stock for services expense related to these options during the three month period ended July 31, 2006.

On June 17, a consultant of Nova received non-qualified stock options to purchase in the aggregate 500,000 shares of common stock at an exercise price of $2.62 per share, the fair market value of the common stock on the date of grant. The options granted expire ten years from the date of grant and vest monthly in equal installments over a two year period.  The services related to the grant of these options were performed during the three month period ended July 31, 2006 and therefore the Company has recorded $997,967 of non-cash stock for consulting services expense related to these options during the three month period ended July 31, 2006.

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

NOTE 11 – MINORITY INTERESTS

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

In connection with Nova’s plan to build a biodiesel refinery on the property, on June 26, 2006, Nova Seneca entered into a ten year feedstock supply agreement with Lipid Logistics, LLC (“Lipid”). The feedstock supply agreement provides for Nova Seneca to purchase, and for Lipid to sell, 100% of the feedstock requirements for the Seneca biodiesel plant refinery from Lipid at a benchmark price that will be adjusted according to the market price of the feedstock. Additionally, Nova Seneca will pay a service fee of one quarter cent for every pound of feedstock purchased and Nova Seneca agreed to purchase a minimum of 25 million gallons of feedstock per year from Lipid commencing on the date of initial production of biodiesel at the plant. If Nova Seneca does not commence biodiesel production at the Seneca facility by May 1, 2008, then both parties will have the right to terminate the agreement upon fifteen days prior notice to the other party.

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

NOTE 12 – BANK LETTER OF CREDIT

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

NOTE 13 – PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS

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

In connection with the private placements, Nova granted registration rights to the investors and the placement agent, which registration statement was filed on August 1, 2006 and declared effective by the SEC on September 11, 2006.  Upon conclusion of the private placements, the Company had 84,568,474 shares of common stock outstanding.

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

NOTE 14 – CONCENTRATIONS OF CREDIT RISK

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

NOTE 15 – PATENT ACQUISITION

In the quarter ended April 30, 2006, Nova acquired a patent through the issuance of a short term note of $250,000.  The issuance of the note and the acquisition of the patent was the result of a memorandum of understanding between Biosource America and a third party as a settlement of differences between them relating to allegedly conflicting patent and patent application positions on biodiesel technology.

NOTE 16 – RECLASSIFICATIONS

Nova has made certain reclassifications in the financial statements filed with this amended Quarterly Report on Form 10-QSB/A from the financial statements included in the original Quarterly Report on Form 10-QSB.  These reclassifications had no significant impact on the financial condition or results of operations for the periods presented.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

We are an energy company that synthesizes and distributes renewable fuel products.  Our strategy is to profitably commercialize our patented and proprietary biodiesel refining technology and become the industry leader in the production of biodiesel.  We believe our technology can efficiently process over 25 different animal and vegetable based fats, oils and greases with free fatty acid levels of up to 60% and produce two marketable products – ASTM standard biodiesel and technical grade glycerin.  We currently own a fully continuous flow biodiesel refinery in Butte, Montana that has a production capacity of 80,000 gallons of biodiesel per year.

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

As of March 30, 2006, prior to the share exchange and the stock split described below, Nova’s authorized capitalization consisted of 500,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.0001 par value, with 6,925,000 shares of common stock outstanding and no shares of preferred stock outstanding. Nova completed the share exchange on March 31, 2006, pursuant to which it issued 40,000,000 shares of its common stock to the holders of shares of common stock of Biosource America, Inc. upon surrender of certificates in exchange.  Each Biosource America shareholder received two shares of common stock of Nova in exchange for every three shares of common stock of Biosource America surrendered in exchange.  As a result of the share exchange, Biosource America became a subsidiary of Nova, a change of control of Nova occurred as the former Biosource shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova and Nova ceased being a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Also on March 31, 2006, Nova declared a three-for-two forward stock split payable on April 24, 2006 to holders of record on April 10, 2006.  After the stock split and the share exchange,  Nova had approximately 70,387,500 shares of common stock issued and outstanding. On April 28, 2006, Nova agreed to issue 1,333,333 shares of common stock in exchange for the cancellation of debt of $5,000,000, which resulted in approximately 71.7 million shares of common stock issued and outstanding.

Prior to the share exchange, Nova had no full-time or part-time employees.  All of its directors and officers served without compensation except for the shares of common stock of Nova granted in 2005 as described in Item 10 to Nova’s annual report on Form 10-K for the year ended December 31, 2005.

In July 2006, we entered into securities purchase agreements with institutional and individual accredited investors for the private placement of common stock and warrants to acquire common stock.  These transactions were completed in three closings whereby we issued an aggregate of approximately 12.8 million shares of common stock and warrants to acquire approximately 6.4 million shares of common stock.  The purchase price was $1.55 per unit and resulted in gross proceeds of approximately $19.9 million. We paid the placement agent a fee of approximately $1.0 million.

On July 6, 2006, 10,486,514 shares of common stock with 5,243,256 warrants were sold for $16,254,103. The warrants have and exercise price of $2.54 and expire in five years. The relative fair value of the common stock was $11,308,525 and the relative fair value of the warrants was $4,945,578.

On July 10 and July 11, 2006, 2,361,127 shares of common stock with 1,180,562 warrants were sold for $3,659,750. The warrants have an exercise price of $2.60 and expire in five years. The relative fair value of the common stock was $2,747,289 and the relative fair value of the warrants was $912,461.

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

Nova Biofuels Seneca, LLC

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

•                  We must complete an initial debt financing for $34 to $48 million for completion of our first biodiesel refinery to be built for our own account, general and administrative expenses and for operating expenses we expect to incur during 2006 and 2007 for that plant.  We intend to move forward promptly with the design and construction of two to four additional biodiesel plants for our own account, and to arrange for debt and equity project financing for these plants.  We also intend to seek to arrange long term contracts for the supply of low cost feedstock for these biodiesel plants, such as the agreement reached with Lipid Logistics, and to enter into contracts for the sale of the biodiesel fuel produced from these plants, such as the agreement reached with ConAgra Trade Group with respect to a biodiesel refinery to be built in Oklahoma.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash and Cash Flows from Operations

As of July 31, 2006, we had a cash balance of $27,438,486 and for the eight month period from inception until July 31, 2006 we generated cash flow from operations of $8,639,668. The primary funding of operations was received through cash received from contracts in progress.  As discussed above, in July 2006 we entered into securities purchase agreements with institutional and individual accredited investors for the private placement of approximately 12.8 million shares of common stock and warrants to purchase approximately 6.4 million shares of common stock.  We have received approximately $19.9 million in gross proceeds from equity offerings and paid placement agent fees of approximately $1.0 million.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three Months and for the Period from Inception (December 1, 2005) through July 31, 2006

We recorded contract revenues in the amount of $7,806,357 for the three months ended July 31, 2006 and costs incurred on contracts in progress of $8,676,418 for the same period.  We recorded contract revenues in the amount of $12,350,981 for the period from inception (December 1, 2005) through July 31, 2006 and costs incurred on contracts in progress of $13,126,948 for the same period. Contract revenues were recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated costs for each contract.

Total operating expenses of $10,169,895 were incurred for the three months ended July 31, 2006. For the period from inception (December 1, 2005) through July 31, 2006, we recorded total operating expenses of $12,288,505. Such amount includes non-cash interest expense of $1,413,333 that was recorded as a result of debt converted to equity (see — Conversion of Outstanding Debt), non-cash professional fees of $2,114,426 as a result of options and warrants granted to certain key consultants and a non-cash compensation expense of $6,729,637 as a result of options granted to employees pursuant to our 2006 Equity Incentive Plan. The 2006 Plan provides for equity incentives to be granted to employees, directors, or officers, or key advisers or consultants. Equity incentives granted under the 2006 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan is administered by the Compensation Committee of the Board and a maximum of 10,000,000 shares of common stock were authorized for issuance under the 2006 Plan.  As of July 31, 2006, we had approximately 4.3 million shares remaining for future awards under the 2006 Plan.  On August 31, 2006, in connection with the appointment of our director Lewis W. (Jody) Powers as our chief operating officer, the Compensation Committee granted him 1,000,000 shares of restricted stock under the 2006 Plan, vesting annually in equal installments over a four year period.

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

3.2

Articles of Merger of Nova Oil, Inc. and Nova Biosource Fuels, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form 10-SB dated April 4, 2001).

4.1	Specimen common stock certificate (incorporated by reference from the Company’s Registration Statement on Form 10-SB dated April 4, 2001).

10.1

Employment Agreement, dated as of June 13, 2006, between the Company and Russell D. Sammons (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.2

Standby Letter of Credit, dated June 15, 2006, issued by Sterling Bank and related escrow agreement (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.3

Employment Agreement, dated as of June 17, 2006, between the Company and Leon van Kraayenburg (incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.4

Purchase and Sale Agreement by and between Nova Biofuels Seneca, LLC and L&L Properties and Shipyard Industrial Park, Inc., dated as of June 23, 2006 (incorporated by reference from Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.5

Feedstock Agreement between Nova Biofuels Seneca, LLC and Lipid Logistics, LLC, dated as of June 26, 2006 (incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.6

Subscription Agreement, dated as of June 23, 2006, between KBI Energy, LLC and Nova Holdings Seneca LLC (incorporated by reference from Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.7

Form of Securities Purchase Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.7 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.8

Form of Warrant Agreement, dated as of July 6, 2006, between the Company and the purchaser party thereto (incorporated by reference from Exhibit 10.8 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

Exhibit No.	Description

10.9

Form of Registration Rights Agreement, dated as of July 6, 2006, between the Company the purchasers party thereto (incorporated by reference from Exhibit 10.9 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.10

Form of Securities Purchase Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.11

Form of Warrant Agreement, dated as of July 10, 2006, between the Company and the purchaser party thereto (incorporated by reference from Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.12

Form of Registration Rights Agreement, dated as of July 10, 2006, between the Company the purchasers party thereto (incorporated by reference from Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.13

Form of Securities Purchase Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.14

Form of Warrant Agreement, dated as of July 11, 2006, between the Company and the purchaser party thereto (incorporated by reference from Exhibit 10.14 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.15

Form of Registration Rights Agreement, dated as of July 11, 2006, between the Company the purchasers party thereto (incorporated by reference from Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.16

Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for the Seneca, Illinois plant (incorporated by reference from Exhibit 10.16 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.17

Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 2” (incorporated by reference from Exhibit 10.17 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.18

Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 3” (incorporated by reference from Exhibit 10.18 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.19

Feedstock Agreement between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc., dated as of July 26, 2006 (incorporated by reference from Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.20

Biodiesel Sale and Purchase Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc. (incorporated by reference from Exhibit 10.20 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.21

Master Netting, Setoff, Credit and Security Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc. (incorporated by reference from Exhibit 10.21 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

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

10.26

Summary of Changes to Compensation of Certain Executive Officers (incorporated by reference from Exhibit 10.26 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

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

3.2

Articles of Merger of Nova Oil, Inc. and Nova Biosource Fuels, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form 10-SB dated April 4, 2001).

4.1	Specimen common stock certificate (incorporated by reference from the Company’s Registration Statement on Form 10-SB dated April 4, 2001).

10.1

Employment Agreement, dated as of June 13, 2006, between the Company and Russell D. Sammons (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.2

Standby Letter of Credit, dated June 15, 2006, issued by Sterling Bank and related escrow agreement (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.3

Employment Agreement, dated as of June 17, 2006, between the Company and Leon van Kraayenburg (incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.4

Purchase and Sale Agreement by and between Nova Biofuels Seneca, LLC and L&L Properties and Shipyard Industrial Park, Inc., dated as of June 23, 2006 (incorporated by reference from Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.5

Feedstock Agreement between Nova Biofuels Seneca, LLC and Lipid Logistics, LLC, dated as of June 26, 2006 (incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.6

Subscription Agreement, dated as of June 23, 2006, between KBI Energy, LLC and Nova Holdings Seneca LLC (incorporated by reference from Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.7

Form of Securities Purchase Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.7 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.8

Form of Warrant Agreement, dated as of July 6, 2006, between the Company and the purchaser party thereto (incorporated by reference from Exhibit 10.8 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.9

Form of Registration Rights Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.9 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.10

Form of Securities Purchase Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.11

Form of Warrant Agreement, dated as of July 10, 2006, between the Company and the purchaser party thereto (incorporated by reference from Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.12

Form of Registration Rights Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.13

Form of Securities Purchase Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.14

Form of Warrant Agreement, dated as of July 11, 2006, between the Company and the purchaser party thereto (incorporated by reference from Exhibit 10.14 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.15

Form of Registration Rights Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.16

Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for the Seneca, Illinois plant (incorporated by reference from Exhibit 10.16 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.17

Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 2” (incorporated by reference from Exhibit 10.17 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.18

Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 3” (incorporated by reference from Exhibit 10.18 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.19

Feedstock Agreement between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc., dated as of July 26, 2006 (incorporated by reference from Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

Exhibit No.	Description

10.20

Biodiesel Sale and Purchase Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc. (incorporated by reference from Exhibit 10.20 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.21

Master Netting, Setoff, Credit and Security Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc. (incorporated by reference from Exhibit 10.21 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

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

10.26

Summary of Changes to Compensation of Certain Executive Officers (incorporated by reference from Exhibit 10.26 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

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