Form 10QSB/A
period 2006-04-30
NOVA BIOSOURCE FUELS, INC.
filed 2006-11-20
CIK 1137469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 3)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐   Yes   ☒     No

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-QSB/A-2 (this “Amendment”) amends our Quarterly Report on Form 10-QSB/A (the for the quarter ended April 30, 2006, which was originally filed with the Securities and Exchange Commission on June 15, 2006 and amended on June 30, 2006 and on October 31, 2006.

The purpose of this Amendment is to restate our consolidated financial statements for the quarter ended April 30, 2006 and related disclosures in the notes to the consolidated financial statements, Item 2 – Management’s Discussion and Analysis or Plan of Operations and Item 3 – Controls and Procedures.  In the Original Quarterly Report, management had determined that employee stock option awards that were approved by the Compensation Committee on April 24, 2006 and April 28, 2006 should have a grant date of May 1, 2006, with the associated compensation expense recognized under SFAS 123(R), “Share-Based Payment,” in the third quarter, because such awards were made in conjunction with employment agreements that were not finally negotiated and entered into until May 1, 2006.  The Company has determined that a more appropriate interpretation of SFAS 123(R) would have been to recognize such compensation cost over the requisite service period beginning on the date such awards were approved by the Compensation Committee because at that date the Company and the employees reached a mutual understanding of the key terms and conditions of the share-based compensation arrangement even though other terms of the related employment agreements were still being negotiated.  The total impact of the adjustments increased the Company’s net loss for the three months ended April 30, 2006 and the period from inception (December 1, 2005) through April 30, 2006 by $861,478, or $0.01 per share.

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

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

Nova Oil, Inc.

Consolidated Balance Sheet

As of April 30, 2006

(Unaudited)

(Restated)
ASSETS

Current assets
Cash	$5,281,197
Accounts receivable, net
Prepaid expenses	302,918
Other current assets	15,050

Total current assets	5,599,165

Property and equipment, net of accumulated deprecation of $58,770	1,032,442

Intangible assets
Intellectual property	2,250,000
Proprietary technology	2,500,000
Goodwill	444,710
Total intangible assets	5,194,710

Total Assets	$11,826,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,137,279
Accrued expenses	198,106
Billings in excess of costs & estimated earnings on uncompleted contracts	5,552,116
Short term notes payable	200,000

Total current liabilities	7,087,501

Stockholders’ Equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common, $.001 par value, 500,000,000 shares authorized, 71,720,856 shares issued and outstanding	71,721
Additional Paid-in capital	7,553,089
Accumulated deficit	(2,885,994)

Total Stockholders’ Equity	4,738,816

Total Liabilities and Stockholders’ Equity	$11,826,317

Nova Oil, Inc.

Consolidated Statements of Operations

For the Three Month Period Ended April 30, 2006 and

For the Period from Inception (December 1, 2005) through April 30, 2006

(Unaudited)

	Three Months Ended April 30, 2006	Period from Inception (December 1, 2005) through April 30, 2006
	(Restated)	(Restated)

Contract revenues	$4,544,624	$4,544,624
Cost of revenues	4,445,730	4,445,730

Gross Profit	98,894	98,894

Operating expenses
Selling, general and administrative	1,477,178	1,512,780
Interest expense	1,413,338	1,413,338
Depreciation	58,770	58,770

Total operating expenses	2,949,286	2,984,888

Net Loss	$(2,850,392)	$(2,885,994)

Basic and diluted Net Loss per share	$(0.04)	$(0.04)

Weighted average of shares outstanding	70,417,803	70,405,278

Nova Oil, Inc.

Consolidated Statement of Cash Flows

For the Period From Inception (December 1, 2005) through April 30, 2006

(Unaudited)

(Restated)
Cash flows from operating activities
Net Loss	$(2,885,994)
Adjustments to reconcile net loss to net
Cash provided by operating activities
Depreciation	58,770
Interest expense (non-cash)	1,413,332
Compensation expense – employee stock options	861,478
Changes in
Prepaid expense and other current assets	(317,968)
Accrued expenses	198,106
Accounts payable	1,137,279
Billings in excess of costs and estimated earnings on uncompleted contracts	4,552,116

Net cash provided by operating activities	5,017,119

Cash flows from investing activities
Purchase of plant & equipment	(35,922)

Cash flows from financing activities
Payments on note payable	(50,000)
Proceeds from sale of stock	350,000

Net cash provided by financing activities	300,000

Net increase in cash and cash equivalents	5,281,197

Cash & cash equivalents
Beginning of period	—

End of period	$5,281,197

Supplemental disclosures
Cash paid for interest	$—
Cash paid for taxes	$—

Non-cash financing and investing activities
Issuance of common stock for conversation of note payable	$5,000,000
Purchase of fixed assets and intangible assets in exchange for note payable	$5,000,000
Accounts receivable applied to note payable	$1,000,000
Purchase of patent for note payable	$250,000

Nova Oil, Inc.

Consolidated Statement Of Stockholders’ Equity

For the Period from Inception (December 1, 2005) through April 30, 2006

(Unaudited)

Description	Common Shares	Common Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(Restated)	(Restated)	(Restated)
Proceeds from the issuance of common stock	70,387,523	$70,388	$279,612		$350,000
Issuance of stock options for services			861,478		861,478
Issuance of common stock in conversion of debt	1,333,333	1,333	6,411,999		6,413,332
Net loss				$(2,885,994)	(2,885,994)

Balance April 30, 2006	71,720,856	$71,721	$7,553,089	$(2,885,994)	$4,738,816

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

Three Months Ended April 30, 2006

	As Reported	Pro Forma
Revenues	$4,544,624	$4,544,624
Net Loss	2,850,392	2,850,392
Loss Per Share	(.04)	(.04)

Period from Inception (December 1, 2005) through April 30, 2006

	As Reported	Pro Forma
Revenues	$4,544,624	$5,344,443
Net Loss	2,885,994	2,978,484
Loss Per Share	(.04)	(.04)

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

NOTE 6 - CONVERSION OF DEBT TO EQUITY

In connection with the acquisition of the assets of Biosource Fuels, LLC, as described more fully in Note 4, a note payable in the amount of approximately $5,000,000 to Biosource Fuels was exchanged for common stock effective April 28, 2006. The note payable was exchanged for 1,333,333 shares of common stock valued at $4.81 per share (the closing price of the Company’s stock as quoted on the OTC Bulletin Board System on the date of the acquisition) or a total consideration valued at $6,413,332. The premium of $1,413,332 in value of common stock issued in exchange for the note payable was charged to interest expense upon conversion.

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

NOTE 8 - EMPLOYEE STOCK OPTION PLAN

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

All of the options approved in April 2006 were awarded in connection with employment agreements executed on May 1, 2006 and subject to the restriction that they could not be exercised until the filing with the Securities and Exchange Commission of a Form S-8 registration statement for the shares subject to the options. Despite these restrictions with respect to the enforceability and exercisability of these options, consistent with the guidance prescribed in FAS-123R we began to recognize compensation expense as of the dates the compensation committee approved the awards. Accordingly, we have recognized compensation expense related to the award of these options in the amount of $861,478 for the three and five month periods ended April 30, 2006.

NOTE 9 – BANK LETTER OF CREDIT

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

NOTE 10 – PATENT ACQUISITION

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

NOTE 11 – RECLASSIFICATIONS

Nova Oil has made certain reclassifications in the financial statements filed with this Form 10-QSB/A from the financial statements included in the original Form 10-QSB. These reclassifications had no significant impact on the financial condition or results of operations for the periods presented.

NOTE 12 – RESTATEMENT

We have restated our financial statements as of and for the three and six month periods ended April 30, 2006 to begin recognition of the compensation expense associated with employee stock options issued pursuant to the 2006 Plan. Accordingly, we have recognized compensation expense related to the award of these options in the amount of $861,478 for the three and six month periods ended April 30, 2006. The cumulative effect on the balance sheet resulting from this correction as of April 30, 2006 was an increase in additional paid-in capital of $861,478. Basic earnings (loss) attributable to common shareholder per share for the three and five month periods ended April 30, 2006 increased $0.01 per share.

Our financial statements for the three and five month periods ended April 30, 2006 are being restated to effect the changes described above.  The impact of the adjustments related to this revision is reflected in the following schedules.

Balance Sheet

As of April 30, 2006

Description	As Previously Reported	Adjustment		As Restated
Additional paid-in capital	$6,691,611	$861,478	(a)	$7,553,089
Accumulated deficit	$(2,024,516)	$(861,478	)(a)	$(2,885,994)

(a) Adjustment related to corrections in accounting for stock options.

Statements of Operations

Three Months Ended

April 30, 2006

Description	As Previously Reported	Adjustment		As Restated
Selling, general and administrative	$615,700	$861,478	(b)	$1,477,178
Operating expenses	$2,087,808	$861,478	(b)	$2,949,286
Net loss	$(1,988,914)	$(861,478	)(b)	$(2,850,392)
Basic and diluted net loss per share	$(0.03)	$(0.01	)(b)	$(0.04)

(b) Adjustment related to corrections in accounting for stock options for the three month period ended April 30, 2006.

Period from Inception (December 1, 2005)

Through April 30, 2006

Description	As Previously Reported	Adjustment		As Restated
Selling, general and administrative	$651,302	$861,478	(c)	$1,512,780
Operating expenses	$2,123,410	$861,478	(c)	$2,984,888
Net loss	$(2,024,516)	$(861,478	)(c)	$(2,885,994)
Basic and diluted net loss per share	$(0.03)	$(0.01	)(c)	$(0.04)

(c) Adjustment related to corrections in accounting for stock options for the five month period ended April 30, 2006.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

We recently reviewed our accounting for share-based compensation and determined it was appropriate to restate the consolidated financial statements for the three months ended April 30, 2006.  See the notes to the accompanying consolidated financial statements for more information.  The following discussion gives effect to such restatements.

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

•       Feedstock Limitations. Feedstock cost comprises approximately 65-80% of all of biodiesel’s production costs. Feedstocks generally range in value from 10 to 28 cents per pound and most feedstocks can produce one gallon of biodiesel from approximately every 8 to 9 pounds of available tri-glyceride present in the feedstock, resulting in feedstock supply costs of at least $0.80 to $2.52 per gallon, depending on whether yellow grease, inedible tallow or soybean oil is used. Processing costs generally range from $0.42 to $0.53 per gallon. Processing costs are fairly uniform throughout the industry. As a result, we believe that total biodiesel production costs can range from $1.22 per gallon to as high as $3.05 per gallon, with prices being primarily driven by price of the feedstock.

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

Conversion of Outstanding Debt

On April 28, 2006, we agreed to issue 1,333,333 shares of common stock to Biosource Fuels, LLC in exchange for the cancellation of our debt obligation that arose as a result of the acquisition of the business of Biosource Fuels. The transaction resulted in a non-cash interest expense in the amount of $1,413,332.

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

Operating expenses of $2,949,286 were incurred for the three months ended April 30, 2006. Such amount includes a non-cash interest expense of $1,413,338 that was recorded as a result of debt converted to equity (see — Conversion of Outstanding Debt) and a non-cash compensation expense of $861,478 as a result of options granted to employees pursuant to our 2006 Equity Incentive Plan. The 2006 Plan provides for equity incentives to be granted to employees, directors, or officers, or key advisers or consultants. Equity incentives granted under the 2006 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan is administered by the Compensation Committee of the Board and a maximum of 10,000,000 shares of Nova Oil’s common stock were authorized for issuance under the 2006 Plan.  As of April 30, 2006, we had approximately 4.3 million shares remaining for future awards under the 2006 Plan.  For the  period from inception (December 1, 2005) through April 30, 2006, we recorded operating expenses of $2,984,888.

A net loss of $2,850,392 was incurred for the three months ended April 30, 2006. For the period from inception (December 1, 2005) through April 30, 2006, we incurred a net loss of $2,885,994 or a net loss of four cents per share.

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

Item 3.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and because of the errors and corrections identified by management with respect to the complex rules for accounting for share-based compensation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were  not effective as of April 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Additional effort is needed to fully remedy our  identified deficiencies as discussed below and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and Audit Committee intend to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

Material Weaknesses in Internal Control over Financial Reporting.

Our management and Audit Committee made an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 and identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of  stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the review process and are appropriately corrected, recorded and disclosed in this amended quarterly report on Form 10-QSB for the three month period ended April 30, 2006. Following a review of these deficiencies, management determined that we had incorrectly accounted for stock option awards approved during such period.  As a result, management concluded that our disclosure controls and procedures were not effective, which resulted in the previously filed quarterly report for the three month period ending April 30, 2006 being restated. Management concluded that the following three deficiencies were identified in our control process as of April 30, 2006:

•      We did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex accounting transactions.

•      We did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures.

•      There is a need for the improved supervision and training of our accounting staff.

Corrective Actions

Subsequent to our filing of our quarterly report on Form 10-QSB for the quarter ended July 31, 2006, we have taken steps to remediate these deficiencies:

•                  We have standardized procedures with respect to the approval and documentation of equity incentive awards.

•      We have retained an accounting consultant who is a retired partner of a major accounting firm to assist with unusual or complex accounting transactions.

•      We have appointed independent directors to our Audit Committee, including a director who meets the definition of an “audit committee financial expert.”

In addition, we plan to continue to implement the following additional measures:

•      Develop clear documentation of procedures to be followed in accounting for unusual or complex accounting matters to be used in conjunction with our ongoing accounting and reporting processes for our fiscal year ending October 31, 2006.

•      Implement our plan for a systematic program of company policies and standard operating procedures over accounting and external financial reporting processes by continuing the process of incorporating existing policies into our recently finished comprehensive framework and continue drafting those policies and standard operating procedures most relevant to our current accounting operations.

•                  Strengthen the staff accounting skills and improve supervision controls over accounting processes for unusual or complex accounting transactions. As resources are available, this will include additional professional staffing and  intermediate and advanced level accounting training seminars, as appropriate.

(b) Changes in Internal Controls Over Financial Reporting.

During the fiscal quarter ending April 30, 2006, no changes were affected in our system of internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NOVA OIL, INC.

November 17, 2006	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

November 17, 2006	/s/ Leon van Kraayenburg
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