Form 10QSB/A
period 2006-07-31
NOVA BIOSOURCE FUELS, INC.
filed 2006-11-20
CIK 1137469

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A (this “Amendment”) amends our Quarterly Report on Form 10-QSB (the “Original Quarterly Report”) for the quarter ended July 31, 2006, which was originally filed with the Securities and Exchange Commission on September 14, 2006 and amended on October 31, 2006.

The purpose of this Amendment is to restate our consolidated financial statements for the quarter ended July 31, 2006 and related disclosures in the notes to the consolidated financial statements, Item 2 – Management’s Discussion and Analysis or Plan of Operations and Item 3 – Controls and Procedures.  In the Original Quarterly Report, management had determined that employee stock option awards that were approved by the Compensation Committee on April 24, 2006 and April 28, 2006 should have a grant date of May 1, 2006, with the associated compensation expense recognized under SFAS 123(R), “Share-Based Payment,” in the third quarter, because such awards were made in conjunction with employment agreements that were not finally negotiated and entered into until May 1, 2006.  The Company has determined that a more appropriate interpretation of SFAS 123(R) would have been to recognize such compensation cost over the requisite service period beginning on the date such awards were approved by the Compensation Committee because at that date the Company and the employees reached a mutual understanding of the key terms and conditions of the share-based compensation arrangement even though other terms of the related employment agreements were still being negotiated.  Further, management had incorrectly determined that stock option compensation expense associated with two stock option awards with performance vesting conditions would be recognized when such performance conditions were satisfied, instead of over the implied requisite service period based on the initial best estimate of when such conditions would be satisfied.  Finally, management had incorrectly continued to recognize the stock option compensation expense associated with one stock option award over the award’s stated vesting period when a modification to such award during the quarter rendered the award’s explicit service condition nonsubstantive.  The effect of the (non-cash) changes set forth in the restatement of our statement of operations for the three months ended July 31, 2006 and for the period from inception (December 1, 2005) until July 31, 2006 was an increase in our net loss attributable to common shareholders of $2,321,903.  Our basic loss attributable to common shareholders per share for such periods increased $0.02 and $0.03, respectfully, on a per share basis.  The cumulative effect on our balance sheet as of July 31, 2006 was an increase in additional paid-in-capital of $2,321,903.

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Nova Biosource Fuels, Inc.

Consolidated Balance Sheet

As of July 31, 2006

(Unaudited)

(Restated)
ASSETS
Current assets
Cash	$27,438,486
Accounts receivable, net	45,000
Prepaid expenses	207,383
Costs & estimated earnings in excess of billings on uncompleted contracts	1,802,625
Other current assets	96,250

Total current assets	29,589,744

Property and equipment, net of accumulated depreciation of $118,906	987,321
Assets being developed for our own use	4,288,962

Intangible assets
Intellectual property	2,250,000
Proprietary technology	2,500,000
Goodwill	444,710
Total intangible assets	5,194,710

Total Assets	$40,060,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,409,053
Accrued expenses	1,184,345
Billings in excess of costs & estimated earnings on uncompleted contracts	10,801,384
Short term notes payable	100,000

Total current liabilities	14,494,782

Minority interests	4,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 84,568,475 shares issued and outstanding	84,568
Additional paid-in capital	36,818,097
Accumulated deficit	(15,336,710)

Total Stockholders’ Equity	21,565,955

Total Liabilities and Stockholders’ Equity	$40,060,737

Nova Biosource Fuels, Inc.

Consolidated Statements of Operations

For the Three Month Period Ended July 31, 2006 and

For the Period from Inception (December 1, 2005) through July 31, 2006

(Unaudited)

	Three Months Ended July 31, 2006	Period from Inception (December 1, 2005) through July 31, 2006
	(Restated)	(Restated)

Contract revenues	$7,806,357	$12,350,981
Cost of revenues	8,676,418	13,126,948

Loss from contracting operations	(870,061)	(775,967)

Expenses
Selling, general and administrative	11,557,223	13,065,204
Interest expense	12,961	1,426,299
Depreciation	60,136	118,906

Total operating expenses	11,630,320	14,610,409

Other income	—	—
Interest income	49,666	49,666

Net loss	$(12,450,715)	$(15,336,710)

Basic and diluted net loss per share	$(.17)	$(.21)

Weighted average number of shares outstanding	75,512,391	71,393,614

Nova Biosource Fuels, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from Inception (December 1, 2005) through July 31, 2006

(Unaudited)

	Common	Common	Additional	Accumulated
Description	Shares	Par Value	Paid-In Capital	Deficit	Total
			(Restated)	(Restated)	(Restated)
Issuance of common stock in conversion of debt	1,333,333	$1,333	$6,411,999		$6,413,332
Sale of common stock	83,235,142	83,235	19,205,582		19,288,817
Issuance of stock options for services			11,200,516		11,200,516
Net loss				$(15,336,710)	(15,336,710)

Balance July 31, 2006	84,568,475	$84,568	$36,818,097	$(15,336,710)	$21,565,955

Nova Biosource Fuels, Inc.

Consolidated Statement of Cash Flows

For the Period from Inception (December 1, 2005) through July 31, 2006

(Unaudited)

(Restated)
Cash flows from operating activities
Net loss	$(15,336,710)
Adjustments to reconcile net loss to net
Cash provided by operating activities
Depreciation	118,906
Interest expense	1,413,332
Share based compensation for employees and directors	9,051,540
Share based compensation for consultants and agents	2,114,426
Changes in
Accounts receivable	(45,000)
Prepaid expense and other current assets	(303,633)
Accrued expenses	1,218,992
Accounts payable	2,409,056
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,802,625)
Billings in excess of costs and estimated earnings on uncompleted contracts	9,801,384

Net cash provided by operating activities	8,639,668

Cash flows from investing activities
Purchase of plant & equipment	(50,937)
Assets being developed for our own use	(4,288,962)

Net cash used in investing activities	(4,339,899)

Cash flows from financing activities
Payments on note payable	(150,000)
Proceeds from sale of stock	20,263,717
Costs associated with sale of stock	(975,000)
Cash provided by minority interest	4,000,000

Net cash provided by financing activities	23,138,717

Net increase in cash and cash equivalents	27,438,486

Cash & cash equivalents
Beginning of period	—

End of period	$27,438,486

Supplemental disclosures
Cash paid for interest	$—
Cash paid for taxes	$—

Non-cash financing and investing activities
Issuance of common stock for conversion of note payable and accrued interest	$5,000,000
Purchase of fixed assets and intangible assets in exchange for note payable	$5,000,000
Accounts receivable applied to note payable	$1,000,000
Purchase of patent for note payable	$250,000

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

Organization and Nature of Operations

Nova has developed technology for the production of biodiesel fuel from animal and vegetable fats, oils and greases. It also designs and constructs facilities for the production of biodiesel fuels.

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

NOTE 3 - CONSTRUCTION CONTRACTS

Cost and estimated earnings in excess of billings on uncompleted contracts as of July 31, 2006 consist of the following:

Description	Amount

Cost incurred on uncompleted contracts	$12,281,794
Billings on uncompleted contracts	(21,280,553)

Total	$8,998,759

Included in accompanying balance sheet under the following captions:

Description	Amount

Costs in excess of billings on uncompleted contracts	$(1,802,625)
Billings in excess of cost on uncompleted contracts	10,801,384

Total	$8,998,759

The following schedule summarizes changes in backlog contracts obtained during the period from inception (December 1, 2005) through July 31, 2006.  Backlog represents the amount of revenue Nova expects to realize from work to be performed on uncompleted contracts in progress at period end and from contractual agreements on which work has not begun.

New contracts since inception (December 1, 2005)	$35,714,365
Less: contract revenue earned during the period	(12,225,981)	$12,225,981

Backlog balance at July 31, 2006	$23,488,384

Revenue earned on short-term contracts		—

Total revenue earned		$12,225,981

Cost of revenue consisted of the following during the period from inception (December  1, 2005) through July 31, 2006:

Contracts in progress	$12,281,795
Recognized loss	845,153

Total cost of revenue	$13,126,948

During the three month period ended July 31, 2006, management recognized a loss on the Clinton County project estimated to be $845,143 as it became probable that Nova would not likely collect the excess costs management has anticipated to incur throughout the remaining life of the project.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at July 31, 2006:

Balance 7/31/06
Office Equipment & Furniture and fixture	$52,140
Computers and Software	41,806
Plant & Equipment	1,012,281

Total Property & Equipment	1,106,227
Less: Accumulated Deprecation	(118,906)

Net Property & Equipment	$987,321

NOTE 5 – ASSETS BEING DEVELOPED FOR OUR OWN USE

Assets being developed for our own use represent three biodiesel refinery plants which are scheduled to begin construction in October 2006 with an estimated completion date during the fourth quarter of 2007.  The remaining estimated cost to be incurred in 2006 and 2007 to complete construction of the facilities is estimated to be approximately $173 million.

NOTE 6 - BUSINESS COMBINATION

In February 2006, Biosource America acquired the assets of Biosource Fuels, LLC. Biosource Fuels had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases.  The acquisition price was for $6,000,000 consisting of the following consideration:

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

The following table presents unaudited pro-forma information for the three months ended July 31, 2006 and the period from inception (December 1, 2005) through July 31, 2006, as if the acquisition had occurred on December 1, 2005.

Three Months ended July 31, 2006

	As Reported	Pro-Forma
Revenues	$7,806,357	$17,806,357
Net Loss	12,450,715	12,450,715
Loss Per Share	(.17)	(.17)

Period from inception (December 1, 2005) through July 31, 2006

	As Reported	Pro-Forma
Revenues	$12,350,981	$13,150,800
Net Loss	15,336,710	15,429,200
Loss Per Share	(.21)	(.21)

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

NOTE 8 – CONVERSION OF DEBT TO EQUITY

In connection with the acquisition of the assets of Biosource Fuels, LLC, as described more fully in Note 6, a note payable in the amount of approximately $5,000,000 to Biosource Fuels was exchanged for common stock effective April 28, 2006. The note payable was exchanged for 1,333,333 shares of common stock valued at $4.81, the closing price of the Company’s stock on the date of the acquisition  or a total consideration valued at $6,413,332. The premium of $1,413,332 in value of common stock issued in exchange for the note payable was charged to interest expense upon conversion.

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

Outstanding options and warrants as of July 31, 2006 are as follows:

Grant Date	Expiration Date	Exercise Price	Outstanding 12/1/05 (Inception)	New Grants	Exercises	Outstanding 07/31/06

2/27/04	2/27/09	$0.14	69,500			69,500
4/24/06	4/24/16	3.04		4,021,912		4,021,912
4/28/06	4/28/16	3.88		277,079		277,079
5/26/06	5/26/16	3.79		100,000		100,000
6/17/06	6/17/16	2.62		800,000		800,000
6/17/06	6/17/16	2.62		500,000		500,000
7/06/06	7/06/11	2.54		5,243,256		5,243,256
7/10/06	7/10/11	2.60		1,088,062		1,088,062
7/26/06	7/26/11	2.34		449,098		449,098
Totals			69,500	12,479,347	—	12,548,847

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

On April 24, 2006, the Compensation Committee approved the grant to ten key employees of Biosource America of non-qualified stock options to purchase in the aggregate 4,021,912 shares of common stock at an exercise price of $3.04 per share, the fair market value on that date. All such options expire ten years from the date the Compensation Committee approved the grant. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the options granted to the President of Biosource America, such options have additional vesting conditions, including the approval of the 2006 Plan by Nova’s stockholders and, in the case of options to purchase 917,772 shares, immediately upon such approval and, in the case of the remaining options to purchase 1,000,000 shares, upon the later of such approval and the achievement of certain performance targets by Nova. The Company has recorded $6,633,965 of non-cash stock for services expense related to these options during the three month period ended July 31, 2006.

On April 28, 2006, the Compensation Committee approved the grant to six key employees of Biosource America of non-qualified stock options to purchase in the aggregate 277,079 shares of common stock at an exercise price of $3.88 per share, the fair market value on that date. All such options expire ten years from the date the Compensation Committee approved the grant. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the 64,433 options granted to the President of Biosource America, such options vest upon the approval of the 2006 Plan by Nova’s stockholders. The Company has recorded $411,514 of non-cash stock for services expense related to these options during the three month period ended July 31, 2006.

All of the options approved in April 2006 were awarded in connection with employment agreements executed on May 1, 2006 and subject to the restriction that they could not be exercised until the filing with the Securities and Exchange Commission of a Form S-8 registration statement for the shares subject to the options. Despite these restrictions with respect to the enforceability and exercisability of these options, in accordance with guidance prescribed under FAS-123R Nova began the recognition of compensation expense as of the dates the compensation committee approved the awards. Accordingly, Nova previously recognized compensation expense related to the award of these options in the amount of $861,478 for the three month period ended April 30, 2006.

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

On June 17, two key employees of Nova received non-qualified stock options to purchase in the aggregate 800,000 shares of common stock at an exercise price of $2.62 per share, the fair market value of the common stock on the date of grant as determined by the Board pursuant to the 2006 Plan. The options granted expire ten years from the date of grant and 250,000 of such options vest immediately, with the remainder vesting monthly in equal installments over a two year period, except that 250,000 of such options will accelerate and vest upon termination or resignation of such employee’s employment. The Company has recorded $1,144,583 of non-cash stock for services expense related to these options during the three month period ended July 31, 2006.

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

2,638,478 of the above options were vested as of July 31, 2006, of which 2,546,809 were employee options and 91,669 were consultant options. Accordingly, non-cash stock for services expense for employees in the amount of $9,051,540 was recorded through July 31, 2006 and $1,305,036 in non-cash stock for consulting services was recorded in the same period for consultants.

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

The fair value of the stock was estimated using current market rates and the fair value of the warrants granted with this Private Placement was computed using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate at the date of grant, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility of 137% and (4) zero expected dividends.

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

NOTE 17– RESTATEMENT

We have restated our financial statements for the three and eight month periods ended July 31,2006 to adjust for the impact on our results of operations resulting from errors in our recognition of the compensation expense associated with employee stock options issued pursuant to the 2006 Plan. Accordingly, we have recognized additional compensation expense related to the award of these options in the amount of $2,321,903 for the three and eight month periods ended July 31, 2006. The cumulative effect on the balance sheet resulting from the correction of these errors as of July 31, 2006 was an increase in additional paid-in capital of $2,321,903. Basic earnings (loss) attributable to common shareholder per share for the three and eight month periods ended July 31, 2006 increased $0.02 and $0.03, respectfully, per share.

Our financial statements for the three and eight month period ended July 31, 2006 are being restated to effect the changes described above.  The impact of the adjustments related to this revision is reflected in the following schedules.

Balance Sheet
July 31, 2006

Description	As Previously Reported	Adjustment		As Restated

Additional paid-in capital	$34,496,194	$2,321,903	(a)	$36,818,097
Accumulated deficit	$(13,014,807)	$(2,321,903	)(a)	$(15,336,710)

  (a) Adjustment related to corrections in accounting for stock options.

Statements of Operations
Three Months Ended
July 31, 2006

Description	As Previously Reported	Adjustment		As Restated

Selling, general and administrative	$7,613,760	$1,460,425	(b)	$9,074,182
Operating expenses	$10,169,895	$1,460,425	(b)	$11,630,320
Net loss	$(10,990,290)	$(1,460,425	)(b)	$(12,450,715)
Basic and diluted net loss per share	$(0.15)	$(0.02	)(b)	$(0.17)

  (b) Adjustment related to corrections in accounting for stock options for the three month period ended July 31, 2006.

Statements of Operations
Period from Inception (December 1, 2005)
Through July 31, 2006

Description	As Previously Reported	Adjustment		As Restated
Selling, general and administrative	$8,153,221	$2,321,903	(c)	$10,475,124
Operating expenses	$12,288,506	$2,321,903	(c)	$14,610,409
Net loss	$(13,014,807)	$(2,321,903	)(c)	$(15,336,710)
Basic and diluted net loss per share	$(0.18)	$(0.03	)(c)	$(0.21)

   (c) Adjustment related to corrections in accounting for stock options for the eight month period ended July 31, 2006.

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

We recently reviewed our accounting for share-based compensation and determined it was appropriate to restate the consolidated financial statements for the three months ended July 31, 2006.  See the notes to the accompanying consolidated financial statements for more information.  The following discussion gives effect to such restatements.

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

On July 10 and July 11, 2006, 2,361,127 shares of common stock with 1,180,562 warrants were sold for $3,659,750. The warrants have an exercise price of $2.60 and expire in five years. The relative fair value of the common stock is $2,747,289 and the relative fair value of the warrants was $912,461.

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

•                    We must complete an initial debt financing for $34 to $48 million for completion of our first biodiesel refinery to be built for our own account, general and administrative expenses and for operating expenses we expect to incur during 2006 and 2007 for that plant.  We intend to move forward promptly with the design and construction of two to four additional biodiesel plants for our own account, and to arrange for debt and potentially equity, including preferred equity, project financing for our first and all subsequent plants.  We also intend to seek to arrange long term contracts for the supply of low cost feedstock for these biodiesel plants, such as the agreement reached with Lipid Logistics, and to enter into contracts for the sale of the biodiesel fuel produced from these plants, such as the agreement reached with ConAgra Trade Group with respect to a biodiesel refinery to be built in Oklahoma.

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

•                    Feedstock Limitations.  Feedstock cost comprises approximately 65-80% of all of biodiesel’s production costs. Feedstocks generally range in value from 10 to 28 cents per pound and most feedstocks can produce one gallon of biodiesel from approximately every 8 to 9 pounds of available tri-glyceride present in the feedstock, resulting in feedstock supply costs of at least $0.80 to $2.52 per gallon, depending on whether yellow grease, inedible tallow or soybean oil is used.  Processing costs generally range from $0.42 to $0.53 per gallon.  Processing costs are fairly uniform throughout the industry.  As a result, we believe that total biodiesel production costs can range from $1.22 per gallon to as high as $3.05 per gallon, with prices being primarily driven by the price of the feedstock.

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

Total operating expenses of $11,630,320 were incurred for the three months ended July 31, 2006. For the period from inception (December 1, 2005) through July 31, 2006, we recorded total operating expenses of $14,610,409. Such amount includes non-cash interest expense of $1,413,332 that was recorded as a result of debt converted to equity (see — Conversion of Outstanding Debt), non-cash professional fees of $2,114,426 as a result of options and warrants granted to certain key consultants and a non-cash compensation expense of $9,051,540 as a result of options granted to employees pursuant to our 2006 Equity Incentive Plan. The 2006 Plan provides for equity incentives to be granted to employees, directors, or officers, or key advisers or consultants. Equity incentives granted under the 2006 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan is administered by the Compensation Committee of the Board and a maximum of 10,000,000 shares of common stock were authorized for issuance under the 2006 Plan.  As of July 31, 2006, we had approximately 4.3 million shares remaining for future awards under the 2006 Plan.  On August 31, 2006, in connection with the appointment of our director Lewis W. (Jody) Powers as our chief operating officer, the Compensation Committee granted him 1,000,000 shares of restricted stock under the 2006 Plan, vesting annually in equal installments over a four year period.

A net loss of $12,450,715 was incurred for the three months ended July 31, 2006 or a net loss of seventeen cents per share.  For the period from inception (December 1, 2005) through July 31, 2006, we incurred a net loss of $15,336,710 or a net loss of twenty-one cents per share.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and because of the errors and corrections identified by management with respect to the complex rules for accounting for share-based compensation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were  not effective as of July 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Material Weaknesses in Internal Control over Financial Reporting.

Our management and Audit Committee made an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006 and identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of  stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the review process and are appropriately corrected, recorded and disclosed in this amended quarterly report on Form 10-QSB for the three month period ended July 31, 2006. Following a review of these deficiencies, management determined that we had incorrectly accounted for stock option awards during such period.  As a result, management concluded that our disclosure controls and procedures were not effective, which resulted in the previously filed quarterly report for the three month period ending July 31, 2006 being restated. Management concluded that the following three deficiencies were identified in our control process as of
July 31, 2006:

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

In addition, we plan to continue to implement the following additional measures:

•                  Develop clear documentation of procedures to be followed in accounting for unusual or complex accounting matters to be used in conjunction with our ongoing accounting and reporting processes for our fiscal year ending October 31, 2006;.

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

(b) Changes in Internal Controls Over Financial Reporting.

During the fiscal quarter ending July 31, 2006, no changes were affected in our system of internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NOVA BIOSOURCE FUELS, INC.

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