Form 10KSB
period 2006-10-31
NOVA BIOSOURCE FUELS, INC.
filed 2007-01-16
CIK 1137469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-32531

NOVA BIOSOURCE FUELS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	91-2028450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)
The Riviana Building 2777 Allen Parkway, Suite 860 Houston, Texas	77019
(Address of principal executive offices)	(Zip Code)

(713) 869-6682

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class
Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act) Yes ☐  No ☒

The Registrant’s total revenues for the fiscal year ended October 31, 2006 were approximately $16,211,000.

As of December 29, 2006, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Bulletin Board held by non-affiliates of the Registrant was approximately $159,360,000. As of December 31, 2006, 109,998,693 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Basis of Presentation

In this Annual Report on Form 10-K, the term “Nova Biosource Fuels” refers to Nova Biosource Fuels, Inc., a Nevada corporation, and not its subsidiaries. The terms “Nova,” “the Company,” “we,” “our” and “us” refer to Nova and its subsidiaries on a consolidated basis. The term “Nova Oil” refers to Nova Oil, Inc. prior to the share exchange with Biosource America, Inc. on March 31, 2006.

Market Industry and Data Forecasts

This document includes industry data and forecasts that the Company has prepared based, in part, upon industry data and forecasts obtained from industry publications and surveys and internal company surveys. Third-party industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the biodiesel industry, including government regulation relevant to the industry and forecasted growth in demand, on information published by the National Biodiesel Board, the national trade association for the U.S. biodiesel industry. Because the National Biodiesel Board is a trade organization for the U.S. biodiesel industry, it may present information in a manner that is more favorable to the industry than would be presented by an independent source. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

Forward-Looking Statements

This report contains forward-looking statements. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, future financial or business performance, plans, goals, strategies, intent, beliefs or current expectations. Specifically, forward looking statements may include statements preceded by, followed by or that include the words: “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “project,” “forecast” and the like, and /or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Statements contemplating or making assumptions about actual or potential future sales, economic performance, financial condition, business prospects, revenue, income, market size, collaborations, and trends or operating results also constitute forward-looking statements.

Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that could cause actual results to differ include general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service, and other risks referenced from time to time in our SEC filings and those factors listed under “Item 6  Management’s Discussion and Analysis or Plan of Operations—Risk Factors.”

You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. You are urged to carefully review and consider the various disclosures that we make in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

Overview

We are an energy company that refines and markets American Society of Testing and Materials, or ASTM, standard biodiesel. Biodiesel is a direct substitute for petroleum diesel and is produced from renewable vegetable and animal derived fats, oils and greases. Our strategy is to profitably commercialize our patented, proprietary biodiesel technology and become the industry leader in production of biodiesel. We currently own a fully continuous flow biodiesel small scale refinery in Butte, Montana that has a production capacity of 80,000 gallons of biodiesel per year. We are also nearing completion of a full scale refinery in Clinton County, Iowa that we designed and built for a third party. The Clinton County refinery recently began a testing and evaluation phase and is designed to have a production capacity of 10 million gallons per year.

We believe our technology can efficiently process over 25 different vegetable oils and animal derived fats, oils and greases with free fatty acid levels in excess of 20% and produce two marketable products: ASTM D6751 standard biodiesel and technical grade glycerin. We believe the ability to process a wide range of feedstocks gives us a significant cost advantage as many of these feedstocks are residual substances that have limited alternative uses. This technology produces a renewable fuel that meets the highest standards of quality testing.

Our initial focus has been to design and build biodiesel refineries for third parties while we transition to our intended primary business of building and operating our own biodiesel refineries. We are currently designing and building two other full scale production facilities for third parties. The first of these is being built near DeForest, Wisconsin and the agreement with Anamax Energy Services, Inc. provides for the design and construction of a facility with a production capacity of twenty million gallons per year along with an adjacent tank farm. The targeted substantial completion date is April 2007. The second plant will be located in Greenville, Mississippi and the agreement with Scott Petroleum Corporation provides for the design and construction of a facility with a production capacity of twenty million gallons per year. We have reached an agreement in principle for the right to receive 50% of such facility’s production at approximately the production cost. The targeted completion date is early July 2007. There can be no assurances that the construction and completion of either of these plants will not be delayed.

We are also currently in the process of building three biodiesel refineries for our own use. We have secured sites in Seneca, Illinois and Muskogee, Oklahoma for the first two of these facilities and are evaluating potential sites for additional refineries. We have started the engineering and permitting process and, pursuant to purchase orders we submitted, our sub-contractors and equipment vendors for the three refineries have started the procurement and fabrication of certain long-lead time items.

Biodiesel Industry Overview

Biodiesel is a clean burning, biodegradable and renewable fuel made from a variety of feedstocks, such as vegetable oils, animal fats and recycled cooking oils. Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel. In addition, 100% biodiesel fuel, or B100, can be used in all compression-ignition (diesel) engines without modifications, which some end users use in environmentally sensitive areas and for large fleets of diesel powered vehicles. In the U.S., the majority of the consumption will likely comprise a blend of 20% biodiesel and 80% petroleum diesel, or B20, although a B5 blend of 5% biodiesel and 95% petroleum diesel is also common in the U.S. and is the most common blend in Europe and Australia. Currently, the key markets in the U.S. for biodiesel and biodiesel blends are diesel blending facilities and distributors, government fleets, mass transit vehicles, commercial fleets and marine fleets, as well as for general use in environmentally sensitive areas.

The biodiesel market has grown significantly over the past several years. In 2002, approximately 15 million gallons of biodiesel were produced in the U.S., with most consumption concentrated in the federal, state and local governments. According to the National Biodiesel Board, U.S. biodiesel production was approximately 25 million gallons in 2004 and 75 million gallons in 2005, representing a growth rate of approximately 71% per year. In contrast, the European biodiesel market is more mature than the U.S., having consumed approximately 1 billion gallons of biodiesel in 2005.

Drivers of the biodiesel market include:

Increased energy security.   U.S. oil production has continuously declined since the mid-1980s, increasing import requirements. Use of biodiesel, which can be produced with a variety of feedstocks from worldwide sources, can help reduce dependence on imported oil.

Environmental benefits.   Biodiesel is biodegradable, nontoxic and essentially free of sulfur and aromatics. Additionally, biodiesel reduces tailpipe exhaust emissions, greenhouse gas emissions and sulfur dioxide emissions (acid rain) and minimizes black smoke and smog-causing particulate matter.

Easy integration into existing infrastructure.   As discussed above, biodiesel can be used in diesel engines with no modifications as B100 or mixed with petroleum diesel, such as the B20 and B5 blends. A blended biodiesel may enhance petroleum diesel because it has the ability to extend engine life and decrease operating expenses due to the increase in engine lubricity.

Imbalance of supply and demand.   We believe that the biodiesel industry lacks sufficient capacity to meet current and anticipated demand for biodiesel. We estimate that current U.S. demand is over one billion gallons compared to current U.S. production capacity of under 100 million gallons.

Beneficial government initiatives and incentives.   Initiatives and incentives at the federal, state and local government levels further enhance the economics and market demand of biodiesel production. These initiatives include tax credits as well as mandates for increased use of biodiesel and biodiesel blends.

Biodiesel Refining Process, Quality Standards and Feedstocks

Biodiesel is produced through a process called transesterification, which was first conducted from vegetable oil in 1853. Transesterification involves reacting organically derived fats, oils and greases with an alcohol, typically methanol, in the presence of a base catalyst, typically sodium or potassium hydroxide (common caustic potash), to form methyl esters, or biodiesel, and glycerin. The traditional process typically requires feedstock with a free fatty acid content of less than 2% because the presence of high free fatty acid content during the transesterification process can produce soap, which can prevent the separation of the biodiesel from the glycerin. For this reason, using high free fatty acid feedstocks in the traditional process requires a pretreatment step, called acid esterification, to reduce the feedstock’s free fatty acids through a chemical reaction that uses acids, such as sulphuric or hydrocholoric acid, which are later removed with excess glycerin after transesterification using a water wash process. The traditional process then incorporates a settling or centrifugation process or dessicant drying media to reduce the water content of the biodiesel, while the glycerin mixture undergoes a separate process to remove methanol produce a crude glycerin that is less than 90% pure. While the normal feedstock to biodiesel input-output ratio is approximately 8 to 9 pounds of feedstock for every one gallon of biodiesel produced, the use of greater than 2% free fatty acid feedstocks in the traditional method reduces the amount of biodiesel yield considerably due to the increased need for the esterification process and the subsequent acid neutralization and co-product removal process. The entire process typically takes approximately 40 hours per batch produced.

In the U.S., biodiesel quality is measured by ASTM Standard D6751, which specifies the required properties of B100 biodiesel for use as a blend component with petroleum diesel fuel oils. This standard specifies, among other qualities, maximum amounts of free glycerin, total glycerin, water and sediment content, sulfated ash, total sulfur, copper corrosivity, carbon residue and phosphorous. The standard also specifies minimum flash point and cetane number. Compliance with these standards requires a process that provides for complete transesterification and efficient and thorough separation and purification processes.

Biodiesel production costs are highly dependent on feedstock costs. Typically, the costs of fats, oils or greases used to make biodiesel are approximately 70 to 80% of the finished product cost. Therefore, to produce biodiesel economically, a producer must have access to low-cost feedstocks and employ a cost-effective, high-yielding process. Suitable feedstocks for biodiesel production include:

Vegetable Oils.   Soybean (most commonly used in the U.S.), palm, rapeseed (most commonly used in Europe), cottonseed, groundnut, sunflower, corn, coconut, olive, castor, sesame and linseed oils. Soybean oil is the most common feedstock used in the U.S., and over 95% of biodiesel produced by traditional processes use it as the primary feedstock. Soybean oil can be obtained in various grades with a free fatty acid content of approximately 1.0% or less.

Animal Fats.   Edible tallow with a free fatty acid content of up to 0.75%, inedible tallow with a free fatty acid content of up to 10%, fish oil and poultry and other fats and lards with higher free fatty acid contents.

Recycled Greases.   Yellow grease with a free fatty acid content of up to 15% and brown grease with a free fatty acid content of greater than 15%.

According to U.S. Census Bureau statistics, in 2004, 19.3 billion pounds of soybean oil, 3.7 billion pounds of inedible tallow and 1.5 billion pounds of yellow grease were produced in the U.S. These are the most commonly available feedstocks produced in the U.S. and economically available for biodiesel production.

The costs of the various feedstocks depend largely on whether the feedstock may be used in the food market. Over the last 15 years, soybean oil has traded at approximately 22.05 cents per pound, inedible tallow has traded at approximately 16.04 cents per pound and yellow grease has traded at approximately 12.66 cents per pound. Recent increased demand for soybean oil has increased prices for soybean oil as of November 2006 to as high as approximately 35 cents per pound with bleached tallow at approximately 21 cents per pound and yellow grease at approximately 17 cents per pound for the same quarter.

Source: Jacobsen Commentary and Market News Bulletin Dec. 1, 2006

The economics of biodiesel production are primarily affected by the difference between the prices for feedstocks, which are commodities, and the prices for refined biodiesel of ASTM quality as compared to the prices for petroleum diesel. Feedstock cost comprises approximately 65-80% of biodiesel’s production costs. Feedstock costs depends on a number of factors, including consumer demand for food quality feedstocks, industrial demand for non-food quality feedstocks, weather conditions, production levels, availability of feedstock export markets and government regulation. Using market prices for the second quarter of 2006 published by the Jacobsen Commentary and Market News Bulletin, at a rate of one gallon of biodiesel for every eight pounds of feedstock, feedstock supply costs would range from $0.86 to $1.97 per gallon. Average plant processing costs generally range from $0.30 to $0.45 per gallon, depending on the process, the costs of catalysts and waste disposal and the cost of energy required to run the refinery. As a result, we believe that total biodiesel production costs, using average feedstock costs from the second quarter of 2006, would range from $1.16 to $2.42 per gallon.

The following chart shows the estimated production costs per gallon of biodiesel using commonly available feedstocks in the U.S. based on market prices as of December 1, 2006 and using a production rate of one gallon of biodiesel for every eight pounds of feedstock.

Source: Jacobsen Commentary and Market News Bulletin Dec. 1, 2006

To the extent that the price for biodiesel exceeds that of petroleum diesel, government incentives would be necessary to maintain a commercially feasible market for the sale of biodiesel, although at current market prices, we believe that the Nova process can produce biodiesel at a wholesale price that would still achieve positive operating margins in the absence of government incentives.

Government Incentives

In the interest of environmental protection and energy security, federal, state and local governments have enacted a variety of incentives and mandates to promote the production and use of biodiesel. These incentives and mandates generally have three approaches:

•       To lower the cost of biodiesel to make it more cost competitive with petroleum diesel, primarily through tax credits, rebates and deductions;

•       To increase the use of biodiesel through mandates, such as requirements for use of a biodiesel blend for certain government fleets or requiring a certain percentage of sales to consist of a biodiesel blend; and

•       To encourage investments in production and distribution capacity, as well as technology to promote end use of biodiesel, through tax credits, rebates and deductions, grants for construction or purchase of new equipment or government loan guarantees.

Price Incentives.   The primary federal government incentive intended to lower the cost of biodiesel is the so-called Biodiesel Blenders Tax Credit, which is included in the Volumetric Ethanol Excise Tax Credit created under the American Jobs Creation Act of 2006, and is set to expire at the end of 2008. This incentive generally provides for a $0.50 excise tax credit per gallon of recycled feedstock biodiesel blended into petroleum diesel and a $1.00 excise tax credit per gallon of virgin feedstock biodiesel including biodiesel derived from animal fats blended into petroleum diesel.

In addition to the federal blenders credit, various states, such as Arkansas, Illinois, Iowa, Idaho, Kansas, Kentucky, Maryland, Montana, North Dakota, Oklahoma, Rhode Island, South Carolina, South Dakota, and Washington, also provide for tax credits, rebates, deductions or reduced state, excise or other taxes for the blending or sale of biodiesel within their states. For instance, the Oklahoma Biodiesel Production Facility Tax Credit provides a $0.20 per gallon tax credit for the production of biodiesel within the state, for the first 60 months of a facility’s production, through the end of 2011.

Use Mandates.   A number of federal and state regulations mandate the use of biodiesel blends. The Energy Policy Act mandates a minimum amount of renewable fuel (biodiesel and ethanol) to be used by petroleum refiners in the fuel supply, increasing from 4.0 billion gallons in 2006 to 7.5 billion gallons by 2012, with the percentage remaining the same thereafter. At the state level, a number of states have mandated state-owned vehicles to reduce petroleum diesel usage through the use of biodiesel blends. For example:

•       Illinois has required all state- or city-owned diesel-powered vehicles to use a biodiesel blend containing at least 2% biodiesel (B2);

•       Minnesota is targeting a 10% and 25% reduction in petroleum diesel use by 2010 and 2015, respectively, through the purchase of vehicles that use B20 to B100 blends; and

•       New Mexico has mandated all cabinet-level agencies, public schools and institutions of higher learning to obtain 15% of their transportation fuel requirements from renewable fuels, including biodiesel, by 2010.

Capital Investment Incentives.   Federal and state governments have also passed laws encouraging capital investments to support production, distribution and use of biodiesel and other renewable fuels. For example, through 2010, fueling stations are eligible for a 30% federal tax credit for the cost of installing clean-fuel refueling equipment, including any biodiesel blend containing at least 20% biodiesel (B20). In Louisiana, property and equipment used in the manufacture, production or extraction of biodiesel, as well as biodiesel used as fuel by a registered manufacturer are exempt from state sales and use taxes. Louisiana has also established an income tax credit worth 20% of the cost of constructing an alternative fuel refueling station, as well as 20% of the cost of converting a vehicle to run on alternative fuels, or of the incremental cost to purchase a new alternative fuel vehicle.

Our Competitive Strengths

We believe that our proprietary technology, clearly defined growth plan and experienced management team will combine to provide us with the following competitive strengths:

•       Proprietary technology produces high quality biodiesel with minimal waste in a continuous process.   Our proprietary technology produces biodiesel that exceeds current ASTM D6751 specifications for biodiesel fuel blendstock for distillate fuels. In addition, our process does not generate toxic or hazardous byproducts that are often found in alternative processes. The sole byproduct generated in our production process is technical grade glycerin, which can also be sold to increase our revenue streams. We believe that the minimal environmental impact of our facilities will result in faster facility permitting.

•       True multi-feedstock technology gives us the ability to use low-cost feedstock.   Our production process has the capability of using over 25 different feedstocks that include vegetable oils and animal derived fats, oils and greases with free fatty acid levels in excess of 20%. Our processes can assimilate a feedstock using all of or only one of the various feedstocks or it can assimilate a mix of various feedstocks blended to varying degrees of one feedstock or another. Because feedstock represents 70-80% of biodiesel production costs, the ability to use a variety of potentially cheaper sources, animal derived fats in particular, dramatically increases our potential profitability and ability to grow.

•       Clearly defined growth plan based on proven technology.   Based on production from the small scale refinery in Butte, Montana and the initial production from the full scale Clinton County facility, our technology has also shown to be operationally viable, which has laid the framework for future expansion. We have identified two additional locations to base additional production facilities in Seneca, Illinois and Oklahoma, where we expect to complete construction within the next twelve months. These facilities, like other expected future facilities, will consist of three parallel 20 million gallon per year units producing side-by-side. By standardizing and modularizing the production units, we believe we have eliminated substantial construction and design risk as this and future potential sites will not require significant reengineering or changes in construction methods.

•       Strategic relationships with high quality equipment, feedstock and distribution partners.   We have positioned ourselves to take advantage of the rapidly growing biodiesel market through agreements with partners throughout the production process. The Paul Mueller Company will provide the engineering of process solutions, fabrication/manufacturing, construction and installation for our future projects. Mueller is a global process solutions provider and is ISO 9000:2001 certified with over one million square feet of manufacturing space under one roof. In addition, we have entered into feedstock supply and biodiesel fuel offtake agreements with affiliates of ConAgra and Kaluzny Brothers and we entered into a memorandum of understanding for a joint venture with Scott Petroleum Corporation.

•       Experienced management team.   Our management team has extensive experience in the petrochemical construction and refinery operations, and has successfully overseen the construction of a full scale plant in Clinton County, Iowa. Our Chairman and CEO, Kenneth T. Hern, served as President of Texaco Saudi, Vice Chairman and Managing Director of Texaco Nigeria and President of Texaco Brazil. Our Chief Operating Officer, Jody Powers, worked for Halliburton Energy Services for over 35 years and retired in 2002 as its President, where he was responsible for multi-billion dollar budgets and over 30,000 employees in 100 countries. Our Vice President of Operations, Rusty Sammons, most recently worked for ExxonMobil Refining & Supply, where he supervised planning and controls of refinery system turnarounds and large refinery maintenance projects at ExxonMobil’s largest U.S. refinery.

•       In-house development expertise.   Our staff engineers originally began developing our biodiesel technology in 2000 when Charlie Vignieri, the founder of Kenosha Beef International, sponsored the research and development effort to discover a commercially viable process to produce quality biodiesel in a continuous process from high free fatty acid feedstocks, such as animal tallow. This engineering team further developed and demonstrated the process through the construction and operation of the small scale refinery. They continue to develop and refine the process in connection with the construction, start-up and testing of the Clinton County and Anamax commercial scale facilities. In the process of continually optimizing our proprietary technology and scaling up our production capacity, we have developed significant in-house engineering competence.

Nova Process Technology

Our biodiesel production technology differs from the traditional biodiesel production process in several important respects. Our technology allows for the use of lower cost feedstocks, consistent high quality production of ASTM D6751 standard biodiesel and 97% technical grade glycerin that is 97% pure, reduced environmental discharges, continuous processing, continual energy recovery and reduced processing time. In lieu of the acid esterification pretreatment, the Nova process incorporates a patented, heterogeneous catalytic conversion process that seamlessly and simultaneously reacts free fatty acids and pure triglycerides. After transesterification, we employ a continuous separation process to separate the biodiesel from the glycerin. The biodiesel then undergoes a vacuum-based purification and refining process to remove excess moisture, glycerin, glycerides and other impurities without using a water wash system, while the glycerin is similarly purified and refined to remove methanol, excess moisture and other impurities. A methanol recovery step then purifies the excess methanol for reuse in the tranesterification process. The biodiesel purification and refining step also produces a heavy oil, which may be used to supply a portion of the energy needs of the plant as both the biodiesel and glycerin purification and refining processes employ a waste heat recovery system for use in other parts of the process. The entire Nova biodiesel refining process takes approximately twelve hours to complete, compared to forty hours using the traditional process.

Nova Cost Advantage

As discussed above, feedstock cost is the primary driver of the cost of biodiesel production, comprising 70% – 80% of the production cost. The ability to use lower cost feedstocks, i.e., feedstocks with a high free fatty acid content, without a loss of yield, gives us a competitive advantage over biodiesel refiners that use the traditional process. At current diesel prices, we believe our ability to use lower cost feedstocks will allow us to produce biodiesel that can be sold at prevailing market prices for petroleum based diesel with a positive operating margin even in the absence of government tax credits or subsidies.

The production of technical grade glycerin (refined and 97% pure) also provides an additional pricing advantage when compared to the traditional process that can only produce and sell a crude, or splitter’s grade, glycerin, which is only 80-90% pure. In recent history, the market prices for crude glycerin have ranged from $0.02 to $0.06 per pound while the market prices for technical grade glycerin have ranged from $0.10 to $0.30 per pound, providing a substantial offset to the cost of biodiesel production. Finally, the Nova biodiesel process also produces a heavy oil that can be reclaimed and reused in the plant for a portion of its energy needs, thereby reducing the amount of natural gas and other fuels needed to provide necessary heat for the refining process. If heavy oil is produced from animal derived fats or oils, a federal income tax credit is available at a rate of $0.50 per gallon of heavy oil consumed in the facility. This advantage is enhanced by the waste heat recovery process incorporated into the Nova production system.

Nova Biodiesel Quality

The Nova process is intended to result in consistent quality production of ASTM standard biodiesel through the replacement of the traditional water wash system by distilling the biodiesel product through the use of a vacuum-based purification and refining process. In testing at our small scale refinery in Butte, we have consistently processed over 25 different vegetable oils and animal derived fats, oils and greases with free fatty acid levels in excess of 20% to produce biodiesel that meets or exceeds ASTM D6751 standard. As a result of our process, we believe we can obtain BQ-9000 accreditation from the National Biodiesel Accreditation Commission, an independent committee of the National Biodiesel Board, for our quality assurance program for the biodiesel refineries to be built, owned and operated for our own account. The BQ-9000 Quality Assurance Program for the Biodiesel Industry seeks to promote the commercial success and public acceptance of biodiesel by helping to assure that biodiesel fuel is produced to and maintained at the ASTM D6751 standard.

Environmental Factors

The Nova process is a completely closed loop system, allowing for the recovery and treatment of vapors and condensable products to provide for odor control and limits on emissions to comply with air quality standards and permit limits.

By eliminating the water wash step, the Nova process substantially reduces the amount of waste water discharge and the related water disposal challenges. For example, in a 20 million gallon per year refinery, the traditional process would generate approximately 8,000,000 gallons of waste water. In contrast, the Nova process would generate only approximately 140,000 gallons of waste water—a 98.25% reduction in waste water discharge.

Business Strategy

Our current business strategy involves the completion of the construction of three biodiesel refineries for third parties in Clinton County, Iowa, DeForest, Wisconsin and Greenville, Mississippi. Secondly, our strategy will focus on the financing and construction of three to four biodiesel refineries in the United States, which we will own and operate, and the production and marketing of biodiesel produced by such facilities. We currently have secured sites in Seneca, Illinois and Muskogee, Oklahoma for the first two of our own facilities and we are evaluating potential sites for additional refineries.

Biodiesel Refineries

We have designed our biodiesel refineries to have a nameplate capacity of 40 to 60 million gallons per year through the construction of two to three 20 million gallon per year “trains” designed to operate in parallel. We believe this design permits us to standardize the engineering of the various vessels, tanks, piping, valves, pumps and motors that comprise a refinery in order to facilitate procurement of the raw materials, equipment and supplies and to provide for modular construction off-site. We believe this approach will also allow us to start up refineries in 20 million gallon per year increments in order to begin to generate revenue from biodiesel production and marketing in advance of final completion of any one refinery.

We recently purchased 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for a purchase price of $3,650,000. We intend to build a sixty million gallon per year biodiesel refinery on the property—our first biodiesel refinery to be built for our own account. The Seneca Shipyard Industrial Park, located southwest of Chicago, Illinois, has ready truck, barge and rail access and we have entered into a Redevelopment Agreement with the Village of Seneca with respect to a tax increment financing district that will provide up to $7,000,000 of financing for the construction of infrastructure improvements and related matters. We are currently seeking debt and equity financing for the plant, which may include a preferred equity component and, subject to obtaining such financing, we anticipate completing this facility in late 2007 or early 2008.

We have also entered into a long-term lease agreement with the Muskogee City-County Port Authority in Muskogee, Oklahoma for the lease of 28 acres in the Port of Muskogee Industrial Park for the construction of a sixty million gallon per year biodiesel refinery. The Port of Muskogee Industrial Park, located west of Muskogee, Oklahoma has ready truck, barge and rail access and we are currently seeking debt and equity financing for this plant, which may include a preferred equity component and, subject to obtaining the financing, we anticipate completing such facility in the later half of 2007.

We are currently evaluating other sites for the construction of two additional refineries in the near future and our long term business plan includes the construction of two to four additional refineries in the United States beginning in the later half of 2007 and 2008.

Feedstock Supply

Because feedstock represents approximately 70-80% of biodiesel’s production cost, it is imperative that we are able to acquire raw materials at a reasonable cost in order to be competitive in the marketplace. We have entered into feedstock supply agreements with Lipid Logistics, LLC for the proposed Seneca refinery and ConAgra Trade Group, Inc. for the proposed Muskogee refinery. We are currently engaged in negotiations with other large food processing and rendering companies in an effort to obtain commitments for the supply of low cost feedstock.

Offtake Agreements

Because biodiesel can be substituted for petroleum-based diesel or blended with petroleum-based diesel, the market for biodiesel is identical to that of petroleum-based diesel. Both pure biodiesel and the blended product can be sold as a commodity through standard diesel distribution channels or it can be sold directly to large fleet buyers seeking to reduce emissions or dependence on foreign sources of oil. For example, large transportation companies using heavy trucks represent an opportunity for immediate biodiesel sales due to increased government regulations on emissions, established distribution channels and the lack of U.S. biodiesel production. Also, the U.S. armed forces are currently the nation’s single largest consumer of diesel fuel. We believe there is an opportunity to provide fuel to the military’s existing vehicles, as well as future opportunities because it is expected that new government regulations will require that a high percentage of the Department of Defense’s new vehicles must be alternative fuel vehicles. The United States Post Office, as well as other government agencies, such as the National Parks Service, are expected in the future to be large consumers of biodiesel blends in their vehicles. In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

We have entered into offtake agreements with ConAgra Trade Group, Inc. for the purchase and marketing of biodiesel production from our planned Seneca and Muskogee refineries. We are currently engaged in discussions with other distribution channels and large fleet buyers with respect to the biodiesel production from our future refineries.

Logistics

The supply of feedstock and the distribution of biodiesel production will require management of a complicated logistical system. Ideal prospective sites for biodiesel refineries would include ready truck, rail and barge access near feedstock sources, such as rendering operations, and biodiesel consumption facilities, such as blending facilities or large fleet refueling stations. Biodiesel can also be transported by pipeline so locating a refinery near existing refined products pipelines can facilitate access to distant markets. We have entered into agreements with ConAgra Trade Group to manage the logistics for the supply of feedstock and offtake of biodiesel for the planned Muskogee facility and for the offtake of biodiesel for the planned Seneca facility. We have also entered into agreements with Lipid Logistics, LLC for the supply of feedstock for the planned Seneca facility. We are also engaged in discussions with a builder of railcars for the construction and lease of dedicated railcars for use in the supply of feedstock and offtake of biodiesel and have entered into an operating lease agreement for the construction and lease of twenty railcars for our share of production from the planned Greenville facility.

Joint Ventures

In addition to building refineries for our own account, we intend to seek out joint venture partners who are strategically situated to help us with respect to the engineering, construction and operation of biodiesel plants for our joint benefit. An example of such a strategic partner might be a supplier of feedstock or a distributor of diesel fuel who can also provide the equity and debt financing necessary in order to obtain project financing for the joint venture’s engineering and construction of a biodiesel refinery.

International Expansion

Our long term business strategy includes expanding into international markets. In Europe, concerns over bovine spongiform encephalopathy, or Mad Cow Disease, have led to restrictions on the use of animal tallow in animal feed, resulting in a marked decline in the market prices for tallow. Accordingly, we are actively seeking joint venture partners for the construction of biodiesel refineries in the U.K. and Europe. Further, the Nova process allows for the use of high free fatty acid palm oils that are currently a waste product for palm oil producers in Southeast Asia and Latin America. When coupled with government incentives for the construction of biodiesel refineries in developing countries under the Kyoto Protocol, we believe there are excellent opportunities for expansion into foreign markets. Once we have completed construction of our first two to four refineries in the United States, we intend to continue to evaluate several other international markets and opportunities.

Company History

Our parent company was incorporated under the name Nova Oil, Inc. on February 25, 2000 under the laws of the State of Nevada. We were originally organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing a solid cash flow base.

On April 5, 2005, our common stock was approved for quotation on the OTC Bulletin Board system and traded under the symbol “NVAO.”  On October 19, 2005, we completed the sale of all of our oil and gas well interests and, as a result, became a “shell company” as we ceased operations and shifted our primary activity to seeking merger or acquisition candidates with whom we could either merge or acquire. We are currently a “small business issuer” as defined by Rule 12b-2 of the Securities Exchange Act.

Our current engineering and construction subsidiary, Biosource America, Inc., was incorporated under the laws of the State of Texas on December 1, 2005. On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, LLC, which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. As part of the acquisition of Biosource Fuels, Biosource America acquired a patent and related patent applications with respect to the production of biodiesel and glycerin from high free fatty acid feedstocks and assumed the agreement to design and build the biodiesel refinery in Clinton County, Iowa.

As of March 30, 2006, prior to the share exchange and the stock split described below, our authorized capitalization consisted of 500,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.0001 par value, with 6,925,000 shares of common stock outstanding and no shares of preferred stock outstanding. We completed a share exchange with the shareholders of Biosource America on March 31, 2006, pursuant to which we issued 40,000,000 shares of our common stock to the Biosource America shareholders. Each Biosource America shareholder received two shares of our common stock in exchange for every three shares of common stock of Biosource America held by that shareholder. As a result of the share exchange, Biosource America became our subsidiary, a change of control occurred as the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of our common stock and we ceased being a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act. Also on March 31, 2006, we declared a three-for-two forward stock split, which we paid on April 24, 2006 to holders of record on April 10, 2006. After the stock split and the share exchange, we had approximately 70,387,500 shares of common stock issued and outstanding.

After the share exchange, our principal executive offices were moved to the Riviana Building, 2777 Allen Parkway, Suite 860, Houston, Texas 77019, telephone number 713-869-6682, and facsimile number 713-868-1267. Our internet website address is www.novabiosource.com, which does not constitute a part of this report.

On April 28, 2006, we agreed to issue 1,333,333 shares of common stock in exchange for the cancellation of debt of $5,000,000 owed to Biosource Fuels, LLC, which resulted in approximately 71.7 million shares of common stock issued and outstanding.

In July 2006, we issued and sold in a private placement to certain institutional and individual accredited investors units of securities consisting of common stock and warrants to acquire common stock. These transactions were completed in three closings whereby we issued an aggregate of approximately 12.8 million shares of common stock and five-year warrants to acquire approximately 6.4 million shares of common stock, with a weighted average exercise price of $2.54 per share. The purchase price was $1.55 per unit and resulted in gross proceeds of approximately $19.9 million and paid the placement agent a fee of approximately $1.0 million. We also issued assignees of the placement agent five-year warrants to acquire 466,519 shares of common stock with a weighted average exercise price of $2.34 per share.

In connection with the private placement, we granted registration rights to the investors and the placement agent, which registration statement was filed on August 1, 2006 and declared effective by the SEC on September 11, 2006. Upon conclusion of the private placements, we had approximately 84.6 million shares of common stock outstanding.

On September 12, 2006, we changed our name to Nova Biosource Fuels, Inc and, effective November 1, 2006, our ticker symbol changed to “NVBF.”

On December 19, 2006, we issued and sold in a private placement to certain institutional and individual accredited investors units of securities consisting of approximately 24.4 million shares of our common stock and warrants to purchase up to approximately 7.3 million additional shares of common stock for aggregate gross proceeds of approximately $47.0 million. The purchase price for the units of securities was $1.93 per unit and the warrants have a five-year term and an exercise price of $2.72 per share.

In connection with the private placement, we agreed to pay to the placement agents a fee of approximately $3.1 million. In addition, we issued to one of the placement agents warrants to purchase up to approximately 466,519 shares of common stock with a five-year term and an exercise price of $2.72 per share.

The transaction closed on December 21, 2006. In connection with the transaction, we also entered into a registration rights agreement with each purchaser whereby we agreed to file a registration statement within 30 days of the closing date covering the resale of the shares of common stock acquired by the purchasers and also covering the resale of shares of common stock issuable upon exercise of the warrants. We also agreed to have such registration statement declared effective within 90 to 120 days of the closing date, depending on whether such registration statement is reviewed by the staff of the SEC. If the common stock and common stock underlying the warrants is not registered for resale within that time period, we will pay liquidated damages in an amount of 1.5% of the purchase price for the securities for each 30-day period until the filing or effectiveness of the registration statement, up to a maximum of 10% of such purchase price. As a result of the issuance of securities pursuant to the securities purchase agreements, the exercise price and number of shares obtainable pursuant to warrants issued to investors and the placement agent in connection with the July 2006 private placement of our securities was adjusted pursuant to the anti-dilution provisions described in such warrants based on a weighted-average difference between the purchase price of the securities issued pursuant to the securities purchase agreements and the exercise price of such warrants. Upon conclusion of the December private placement, we had approximately 110.0 million shares of common stock outstanding.

Competition

The National Biodiesel Board reports that, as of November 14, 2006, there were approximately 87 commercial biodiesel refineries in the U.S. with an annual production capacity of approximately 582 million gallons per year. In addition, the National Biodiesel Board reports that there were 62 commercial biodiesel refineries under construction and 13 existing commercial biodiesel refineries undergoing expansion in the U.S. with a total additional anticipated annual production capacity of these plants under construction or expansion of approximately 1.4 billion gallons per year. The biodiesel production market is very dynamic as there are a number of new entrants that may have greater access to capital or low cost feedstock. For example, large international agricultural companies, such as Archer Daniels Midland Corporation, or ADM, and the Bunge/Dieseter Group, have begun to build biodiesel refineries to take advantage of their access to agricultural feedstock. ADM is already the largest ethanol producer in the United States and has publicly stated an intention to build biodiesel refineries in the United States to complement its ethanol production and to take advantage of its vertically integrated agricultural supply chain. ADM estimates that it will have 130 million gallons per year of biodiesel production capacity from soybean and canola oil in the United States by mid-2007 and 585 million gallons per year capacity worldwide. In addition, major energy companies have expressed an interest in investing in renewable energy projects, including biodiesel. Chevron Corporation, for example, recently invested in a 100 million gallon per year biodiesel refinery planned for Galveston, Texas and reports that it has spent over $1.5 billion on renewable energy projects since 2000. While the market for biodiesel may not be constrained by demand given the large volume of consumption of diesel in the United States and worldwide, we may face significant competition for feedstock and capital from these large, vertically integrated competitors, in addition to the other independent entrants into the market.

Intellectual Property

Our main competitive strength derives from the expertise, production process and plant technology developed by the engineers we currently employ. We intend to continue research and development into improvements in the Nova process and into the use of alternative feedstocks for the production of biodiesel, such as jatropha and algae. We estimate that since inception on December 1, 2005 we have spent less than $50,000 on research and development. We do not expect our research and development expenses to be borne by potential customers as the price of our biodiesel will be determined primarily by commodity prices at the time of sale.

We protect the intellectual property comprising the Nova process technology through a combination of patents, patent applications, common law copyrights and trade secrets. The first of our patents does not expire until 2023. All of our technical employees enter into confidentiality and invention assignment agreements and, in some cases, non-competition agreements. We also require contractors, vendors, construction customers and others to enter into confidentiality agreements prior to being given access to our proprietary information regarding our technology. There can be no assurance, however, that such measures will be adequate to protect our technology.

Employees

As of December 31, 2006, we had twenty-one full-time employees and one part-time employee. We believe our relations with our employees are good.

ITEM 2.                DESCRIPTION OF PROPERTY

We lease 1,200 square feet of office space in Butte, Montana and lease a building in Butte, Montana for our small scale refinery. Our principal executive offices are located at the Riviana Building, 2777 Allen Parkway, Suite 860, Houston, Texas 77019.

We recently purchased 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for a purchase price of $3,650,000. We intend to build a sixty million gallon per year biodiesel refinery on the property—our first biodiesel refinery to be built for our own account. The Seneca Shipyard Industrial Park, located southwest of Chicago, Illinois, has ready truck, barge and rail access. We have entered into a Redevelopment Agreement with the Village of Seneca with respect to a tax increment financing district that will provide up to $7,000,000 of financing for the construction of infrastructure improvements and related matters. We are currently seeking debt and equity financing for the plant, which may include a preferred equity component and will likely include a mortgage of the property, plant and equipment.

We have also entered into a long-term lease agreement with the Muskogee City-County Port Authority in Muskogee, Oklahoma for the lease of 28 acres in the Port of Muskogee Industrial Park for the construction of a sixty million gallon per year biodiesel refinery. The Port of Muskogee Industrial Park, located west of Muskogee, Oklahoma, has ready truck, barge and rail access and we are currently seeking debt and equity financing for this plant, which may include a preferred equity component and will likely include the grant of a security interest in the lease, the plant and equipment.

We believe the condition of each of our properties is good for its current intended use.

ITEM 3.                LEGAL PROCEEDINGS

We are currently not subject to any material legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during our fourth fiscal quarter that ended October 31, 2006.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded over-the-counter and quoted on the OTC Bulletin Board on a limited and sporadic basis under the symbol “NVBF.” Our common stock was approved for quotation on the OTC Bulletin Board system on April 5, 2005 under the symbol “NVAO.” Our symbol was changed to “NVBF” on November 1, 2006 in connection with the change of our corporate name to Nova Biosource Fuels, Inc. The reported high and low bid prices for our common stock, as reported by the OTC Bulletin Board system, are shown below for the periods indicated, adjusted for the three-for-two forward stock split made on April 24, 2006. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Common Stock
	Bid Price
	Low	High
2005
OTCBB quoted April 5, 2005
Quarter ended July 31, 2005	$0.05	$0.09
Quarter ended October 31, 2005	$0.05	$0.23

	Bid Price
	Low	High
2006
Quarter ended January 31, 2006	$0.05	$0.11
Quarter ended April 30, 2006	$0.10	$5.55
Quarter ended July 31, 2006	$1.90	$4.95
Quarter ended October 31, 2006	$2.17	$4.34

Holders

Our registrar and transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038. As of December 31, 2006, there were approximately 345 holders of record of our common stock and 109,998,693 shares of common stock outstanding.

Dividends

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations and growth. No contractual restrictions presently affect our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of October 31, 2006, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	NA	0
Equity compensation plans not approved by security holders	5,699,000	$3.00	3,223,000
Total	5,699,000	$3.00	3,223,000

Material Features of Plan Not Approved by Shareholders

On April 24, 2006, we adopted our 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan provides for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2006 Equity Incentive Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. It is anticipated that the 2006 Equity Incentive Plan will be submitted for approval to our stockholders at our next annual meeting.

Material Features of Individual Arrangements Not Approved by Shareholders

As of October 31, 2006, we do not have any individual equity compensation arrangements outside of our 2006 Equity Incentive Plan.

Recent Sales of Unregistered Securities

All sales of unregistered securities we made during the period covered by this report have been reported on Current Reports on Form 8-K filed with the SEC and have been further described in Item 6 Management’s Discussion and Analysis or Plan of Operations and in Note 12 to the Consolidated Financial Statements. Subsequent to the period covered by this report, we sold securities consisting of common stock and warrants in a transaction exempt from registration under the Securities Act and reported such sale on a Current Report on Form 8-K filed with the SEC on December 19, 2006, which transaction has been further described in Note 18 to the Consolidated Financial Statements.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are an energy company that refines and markets American Society of Testing and Materials, or ASTM, standard biodiesel. Biodiesel is a direct substitute for petroleum diesel and is produced from renewable vegetable oils and animal derived fats, oils and greases. Our strategy is to profitably commercialize our patented, proprietary biodiesel technology and become the industry leader in production of biodiesel. We currently own a fully continuous flow biodiesel small scale refinery in Butte, Montana that has a production capacity of 80,000 gallons of biodiesel per year. We are also nearing completion of a full scale refinery in Clinton County, Iowa that we designed and built for a third party. The Clinton County refinery recently began a testing and evaluation phase and is designed to have a production capacity of 10 million gallons per year.

We believe our technology can efficiently process over 25 different vegetable oils and animal derived fats, oils and greases with free fatty acid levels in excess of 20% and produce two marketable products: ASTM D6751 standard biodiesel and technical grade glycerin. We believe the ability to process a wide range of feedstock gives us a significant cost advantage as many of these products are residual substances that have limited alternative uses. This technology produces a renewable fuel that meets the highest standards of quality testing.

Our initial focus has been to design and build biodiesel refineries for third parties while we transition to our intended primary business of building and operating our own biodiesel refineries. We are currently designing and building two other full scale production facilities for third parties. The first of these is being built near DeForest, Wisconsin and the agreement with Anamax Energy Services, Inc. provides for the design and construction of a facility with a production capacity of twenty million gallons per year along with an adjacent tank farm. The targeted substantial completion date is April 2007. The second plant will be located in Greenville, Mississippi and the agreement with Scott Petroleum Corporation provides for the design and construction of a facility with a production capacity of twenty million gallons per year. We have reached an agreement in principle for the right to receive 50% of such facility’s production at approximately the production cost. The targeted completion date is early July 2007. There can be no assurances that the construction and completion of either of these plants will not be delayed.

We are also currently in the process of building three biodiesel refineries for our own use. We have secured sites in Seneca, Illinois and Muskogee, Oklahoma for the first two of these facilities and are evaluating potential sites for additional refineries. We have started the engineering and permitting process and, pursuant to purchase orders we submitted, our sub-contractors and equipment vendors for the three refineries have started the procurement and fabrication of certain long-lead time items.

Nova Biosource Fuels was originally incorporated under the name Nova Oil, Inc. on February 25, 2000 under the laws of the State of Nevada and was originally organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing steady cash flow from operations. As of October 19, 2005, Nova Oil completed the sale of all of our oil and gas well interests and, as a result, became a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, as it ceased operations and shifted its primary activity to seeking merger or acquisition candidates with whom it could either merge or acquire.

Our current engineering and construction subsidiary, Biosource America, Inc. (“Biosource America”), was incorporated in Texas on December 1, 2005. On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, LLC, which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases.

On March 31, 2006, Nova Oil completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock in exchange for all of the shares of common stock of Biosource America. As a result of the share exchange, Biosource America became Nova Oil’s subsidiary, a change of control of the company occurred as the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of its common stock, and it ceased being a “shell company.”

For accounting purposes, the transaction described above has been treated as an acquisition of our company by Biosource America coincident with a recapitalization of Biosource America. The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America. In connection with the share exchange, Nova Oil changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America.

On September 12, 2006, Nova Oil changed its name to Nova Biosource Fuels, Inc.

We are a “small business issuer” as defined by Rule 12b-2 of the Securities Exchange Act and, because we, as recapitalized, have not had revenue from operations for the past two fiscal years or the last fiscal year for which financial statements are furnished in this report, Item 303 of Regulation SB requires that we provide a plan of operations and description of any off-balance sheet arrangements. We have also included a discussion and analysis of our liquidity and capital resources as of October 31, 2006 and of our results of operations for the period from inception (December 1, 2005) to October 31, 2006.

PLAN OF OPERATIONS

Current Plan of Operations

We are currently completing the construction of three biodiesel refineries for the account of others. As a result, our results of operation and financial condition reflect, and for approximately the next nine months will generally reflect, that of a biodiesel refinery engineering and construction company. Thereafter, if we are successful in implementing our current business strategy of building three to four refineries for our own account and entering into joint ventures with third parties for a portion of the production of other biodiesel refineries, our results of operation are anticipated to reflect that of a biodiesel refiner and marketer. Accordingly, the results of operation for the period ended October 31, 2006 and financial condition at October 31, 2006 are not anticipated to be indicative of the results of operation and financial condition for future periods.

Implementation of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned expenditure requirements. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we are in the process of seeking additional equity and debt funding in the near future.

Our current plan for growth during the next year is dependent upon our ability to successfully execute our financial plan to raise capital and arrange for financing sufficient to accomplish the following integrated strategy:

•       We must complete the three existing agreements for designing and building biodiesel refineries for others and take measures to ensure such plants are operated at the desired levels of capacity and quality.

•       We must complete an initial debt financing for approximately $38–48 million for completion of our first biodiesel refinery to be built for our own account, general and administrative expenses and for operating expenses we expect to incur during fiscal 2007 for that plant. It is anticipated that a sixty million gallon per year biodiesel refinery would cost approximately $60–90 million to build, although there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost overruns.

•       We intend to move forward promptly with the design and construction of three to four additional biodiesel plants for our own account, and to arrange for debt and possibly equity, including preferred equity, project financing for our first and all subsequent plants.

•       We also intend to seek to arrange long term contracts for the supply of low cost feedstock for these biodiesel plants, such as the agreements reached with Lipid Logistics with respect to the Seneca facility and ConAgra Trade Group with respect to the Muskogee facility, and to enter into contracts for the sale of the biodiesel fuel produced from these plants, such as the agreements reached with ConAgra Trade Group with respect to the biodiesel refineries to be built in Seneca and Muskogee.

•       We intend to seek out joint venture partners who are strategically situated to help us with respect to the engineering, construction and operation of biodiesel plants for our mutual benefit. An example of such a strategic partner might be a supplier of feedstock who can also provide the equity, debt or other project financing capital necessary for the joint venture’s construction of a biodiesel plant.

We expect general and administrative expenditures to be approximately $250,000 per month. Our executive offices are located in Houston, Texas, and we have approximately twenty-one employees in Houston, Texas and Butte, Montana. We have four officers in our Houston office. Six of our employees are responsible for our administrative or accounting functions.

Plan of Operations for the Second Half of Fiscal 2007 and Fiscal 2008

If we are successful in implementing our current business plan, we intend to implement a business plan for the second half of fiscal 2007 and fiscal 2008 that would include:

•       Seeking out opportunities domestically to increase biodiesel refinery production capacity and cash flow through the engineering, construction and operation of domestic biodiesel plants for our own account and through joint ventures. We are actively seeking joint venture partners for the construction of biodiesel refineries in the U.K. and Europe and our process allows for the use of high free fatty acid palm oils that are currently a waste product for palm oil producers in Southeast Asia and Latin America.

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

•       Seeking out strategic joint venture partners domestically as well as in foreign markets that can provide us strategic benefits in terms of long-term feedstock supply contracts, long-term commitments to buy biodiesel and capital commitments necessary to engineer, construct and operate biodiesel plants domestically and internationally.

•       Seeking qualified, experienced and motivated professionals to enhance our management team. Qualified refinery operators, technicians, managers and engineers are in short supply; however, we believe that we will be in a position to offer enticing opportunities for such professionals. Each biodiesel refinery is expected to require approximately twenty full-time employees to operate. Consequently, if we are successful in bringing on-line three to four biodiesel refineries in fiscal 2008, we would need to hire approximately sixty to eighty additional full-time employees to operate such facilities.

•       Continuing to develop and refine our technology to improve efficiency and reliability of our proprietary process technology. To that end, we intend to conduct additional research and development activities on our current technology as well as to expand the number of feedstocks commercially viable for use in producing biodiesel.

•       Obtaining debt and equity financing necessary to implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash and Cash Flows from Operations

As of October 31, 2006, we had a cash balance of $21,826,000 and for the eleven month period from inception through October 31, 2006 we generated cash flow from operations of $10,311,000. The primary funding of operations was received through cash received from contracts in progress. As discussed above, in July 2006 we issued and sold in a private placement to certain institutional and individual accredited investors units of securities consisting of approximately 12.8 million shares of common stock and warrants to purchase approximately 6.4 million shares of common stock. We have received $19,914,000 in gross proceeds from the equity offerings and paid placement agent fees of $975,000.

The funds received in July were used to collateralize a construction guarantee for the Clinton County facility, to make down payments for certain long-lead time equipment for three sixty million gallon per year biodiesel refineries, to pay site inspection and development and permitting costs associated with the Seneca, Illinois facility, to pay for site inspection and initial leasing costs associated with the Muskogee, Oklahoma facility and for other developmental and working capital activities. Additional equity and debt financing will need to be raised in the near future to meet our projected financial needs to complete the construction of the biodiesel refineries.

On July 12, 2006, Nova Holdings Seneca LLC (“Nova Holdings”), a wholly owned subsidiary of Nova Biosource Fuels and the sole member of Nova Biofuels Seneca LLC, sold an 8% equity interest in Nova Holdings for $4,000,000 cash to KBI Energy, LLC (“KBI”). KBI’s interest is recorded as a minority interest in a consolidated subsidiary.

On December 19, 2006 and subsequent to the fiscal year end, Nova Biosource Fuels issued and sold in a private placement to certain institutional and individual accredited investors units of securities consisting of approximately 24.4 million shares of its common stock and warrants to purchase up to approximately 7.3 million additional shares of common stock for aggregate gross proceeds of approximately $47,000,000. The purchase price for the securities was $1.93 per unit and the warrants have a five-year term and an exercise price of $2.72 per share.

In connection with the private placement, Nova Biosource Fuels paid the placement agents a fee of approximately $3,100,000. In addition, Nova Biosource Fuels issued to one of the placement agents warrants to purchase up to 466,519 shares of common stock with a five-year term and an exercise price of $2.72 per share.

Funds generated from private placements made during the year and funds raised after the fiscal year end, in addition to funds generated from operations, will be used to complete the three plants under construction for third parties, to build three to four additional plants to be owned and operated by Nova and for general operations.  We estimate the costs to complete the plants being built for third parties to be approximately $14,300,000, approximately $8,000,000 of which is already committed through purchase orders.  The costs to build the first three refineries for our own account are estimated to be approximately $170,000,000.  At October 31, 2006, we had incurred costs building our own refineries of approximately $10,500,000 and were committed to an estimated $5,500,000 of additional construction costs based on purchased orders issued to several contractors.

During the next two fiscal years we plan to raise additional funds to complete the construction of our refineries either through issuing and selling equity or debt securities, through loans secured by the assets of our refineries or through other financing alternatives.

Conversion of Outstanding Debt

A note payable of $5,000,000 was issued in connection with the acquisition of the assets of Biosource Fuels, LLC (see Note 3 to the Consolidated Financial Statements). Effective April 28, 2006, the note was exchanged for 1,333,333 shares of the Company’s common stock. Each share was valued at $4.81, the closing price of the Company’s stock on the date of the exchange, resulting in total consideration valued at $6,413,000. The premium of $1,413,000 in value of common stock issued in exchange for the note payable was recorded as a non-cash interest expense upon conversion.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Eleven Month Period from Inception (December 1, 2005) through October 31, 2006

We recorded contract revenues in the amount of $16,086,000 for the eleven month period from inception (December 1, 2005) through October 31, 2006 and incurred contracting expenses on contracts in progress of $21,912,000 for the same period. Contract revenues were recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date relative to estimated costs for each contract.

We recorded services revenue in the amount of $125,000 for the eleven month period from inception (December 1, 2005) through October 31, 2006.

Total selling general and administrative expenses of $21,712,000 were incurred for the eleven month period from inception (December 1, 2005) through October 31, 2006. Such amount includes non-cash interest expense of $1,413,000 that was recorded as a result of debt converted to equity (see “—Conversion of Outstanding Debt”), non-cash share based compensation expense of $12,041,000 as a result of options and warrants granted to certain key employees, non-cash share based compensation expense of $4,334,000 as a result of shares of common stock granted to directors and officers (primarily as a result of the grant of 1,000,000 shares of restricted stock under the 2006 Equity Incentive Plan, vesting annually in equal installments over a four year period, to our chief operating officer) and a non-cash share based compensation expense of $2,148,000 as a result of options granted to certain key consultants pursuant to our 2006 Equity Incentive Plan.

The 2006 Equity Incentive Plan provides for equity incentives to be granted to employees, officers or directors, or key advisers or consultants. Equity incentives granted under the 2006 Equity Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Equity Incentive Plan is administered by the Compensation Committee of the Board and a maximum of 10,000,000 shares of common stock were authorized for issuance under the 2006 Equity Incentive Plan. As of October 31, 2006, we had approximately 3,223,000 shares remaining for future awards under the 2006 Equity Incentive Plan.

A net loss of $28,515,000 was incurred for the period from inception (December 1, 2005) through October 31, 2006, or a net loss of thirty eight cents per share, primarily as a result of $18,523,000 of non-cash share based compensation expense discussed above and the incurrence of $1,413,000 of non-cash interest expense recognized upon converting debt into equity. For the same period, our net cash provided by operating activities was $10,311,000.

CRITICAL ACCOUNTING POLICIES

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the cost of the long-lived assets used in our operations might be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated undiscounted cash flow estimated to be generated by those assets would be compared to their carrying amounts to determine if a write-down to either market value or a discounted cash flow value is required.

Intangible assets acquired in connection with the acquisition of Biosource Fuels include intellectual property and proprietary technology related to the processes developed by the acquired entity with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. The value of intellectual property and proprietary technologies and accordingly the life of the intangible assets are dependent on such factors as the cost of different sources of energy, the cost of feed stocks and other processing costs for the subject technology as well as other economic factors. We have made an assessment of these factors and determined that these intangible assets have an indefinite life. However, in accordance with SFAS No. 142 and SFAS No. 144 these assets will be evaluated periodically for impairment and at least on an annual basis in future periods.

The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, market value or other valuation methodologies appropriate at the time, depending on the stage of development of the line of business and Nova’s intentions at the time an impairment adjustment were considered necessary.

Intangible assets with definite lives are subject to amortization. At October 31, 2006, such intangible assets consist of a purchased patent which is being amortized on a straight-line basis over the patent life of 17 years. Intangible assets are tested for impairment if conditions exist that indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations relating to alternative fuels, or a change in the assessment of future operations.

Intangible assets with indefinite lives are not subject to amortization. At October 31, 2006, such intangible assets consist of intellectual property and proprietary technology. Tests for impairment are performed at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment tests include a comparison of estimated undiscounted cash flows associated with the asset to the asset’s carrying amount. If the fair value is less than the carrying value of the asset, an impairment charge is recorded to reduce the value of the asset to fair value.

Revenue Recognition

Construction Contracts

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs of each contract at completion. This method is used because we consider total costs to be the best available measure of progress on the contracts. Contract costs include all direct material, labor cost and those indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time. Selling, general and administrative costs are charged to expense as incurred.

Provisions for estimated losses (if any) on uncompleted contracts are made in the period in which such losses are determined. Changes in job conditions, job performance and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Service Revenue

Service revenue primarily consists of engineering fees. This revenue is recognized as services are performed.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangement or commitment that will have a current effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

You should carefully consider the risks and uncertainties described below and all of the information included in this annual report before making any investment decision regarding our securities. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition and/or results of operation may be materially and adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

Risks Related To Our Business

We are engaged in a business focused on designing, building and operating biodiesel refineries, as well as producing biodiesel fuel through proprietary process technologies. The business is inherently risky and we face numerous and varied risks, both known and unknown. Despite the knowledge and experience of management, careful evaluation, and strategic planning, we may not be able to overcome the risks associated with our business, which may prevent us from achieving our goals.

We are in an early stage with limited operating history and may never attain profitability.

We are currently in an early stage of our current business plan and, in addition to the land purchased to build our Seneca refinery and the lease for the Muskogee refinery, we have only three agreements for the engineering and construction of biodiesel refineries. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our common stock in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.

Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for the provision of necessary feedstock sources, and the sale and distribution of our biodiesel fuel, on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

Unanticipated problems or delays in building biodiesel refineries to the proper specifications may harm our business and viability.

Our initial cash flow depends on our ability to timely design, construct and complete our first three biodiesel refineries for the account of third parties. In addition, our business strategy involves the design, construction and operation of biodiesel refineries for our own account. If our engineering and construction operations are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback. Because we are at the beginning stages of performing under the design-build agreements of twenty million gallon per year refineries for third parties, we are particularly vulnerable to events such as these. Prolonged problems may threaten the commercial viability of these project completions. Moreover, the occurrence of significant unforeseen conditions or events in connection with these contracts may require us to reexamine the thoroughness of our due diligence and planning processes. Any change to our business model or management’s evaluation of the viability of these projects may adversely affect our business.

With respect to our biodiesel refinery construction contracts, we have entered into contracts with all of our subcontractors intended to mitigate any unanticipated increases in the cost of labor or materials for the construction of our biodiesel refinery construction projects. However, we are still responsible for ensuring that these refineries operate according to specifications required by the contracts and if we cannot meet the specifications, whether due to design or construction defects of our subcontractors or due to problems implementing our technology and if they do not, then we may incur additional costs in order to modify our refineries so that they meet the guaranteed contract specifications. With respect to two of these design-build agreements, our potential liabilities are not limited prior to substantial completion and we are at risk for substantial cost overruns and potential payments for damages if we do not meet the guaranteed production specifications at the contractually specified times.

Our construction costs for additional biodiesel refineries may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

Our results of operations, financial condition and business outlook will be highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.

Our results are substantially dependent on many different commodity prices, especially prices for feedstock, biodiesel, petroleum diesel and materials used in the construction of our refineries. As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstock is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstocks.

Biodiesel fuel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. World prices for biodiesel fuel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel refineries and on our general financial condition. Price fluctuations for biodiesel fuel may also impact the investment market, and our ability to raise investor capital. Although market prices for biodiesel fuel rose to near-record levels during 2005 and have remained near those levels since then, there is no assurance that these prices will remain at high levels. Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and future results of operations.

We may be unable to obtain the additional capital required to implement our business plan.

We expect that current capital and other existing resources will be sufficient to provide only a limited amount of capital to operate and build our plants. On their own, the revenues generated from the designing and building biodiesel refineries and the proceeds from our recently completed private placements of securities are not currently sufficient to fund operations and planned growth to own and operate our own refineries. We will require additional capital to continue to expand our business beyond the initial phase. There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

Future construction and operation of biodiesel refineries, capital expenditures to build and operate our refineries, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses will all require a substantial amount of additional capital and cash flow.

We will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely, and these are likely to be dilutive to the existing shareholders, as we issue additional shares of common stock to investors in future financing transactions. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel industry, the fact that we are a new enterprise without a proven operating history, the location of our biodiesel refineries in the United States, instead of Europe or other regions where biodiesel is more widely accepted, and the price of biodiesel and oil on the commodities market, which will impact the amount of available financing. Furthermore, if petroleum or biodiesel prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Strategic relationships on which we may rely are subject to change.

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, equipment fabricators and biodiesel customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will use the business relationships of management in order to form strategic relationships. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained, particularly if members of the management team leave our company. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively affected.

Our business may suffer if we are unable to attract or retain talented personnel.

As of December 31, 2006, we had twenty-one full-time employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel. We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions. Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market and other conditions. No assurance can be given that our key personnel will continue their association or employment with us, or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our business.

Our long-term business plan focuses on designing, building and operating biodiesel refineries for our own account. Although we were able to successfully enter into agreements to purchase land in Seneca and to lease land in Muskogee, our ability to acquire quality properties in the future is uncertain and we may be required to delay construction of our facilities, which may create unanticipated costs and delays. In the event that we are not successful in identifying and obtaining development rights on suitable properties for building and operating biodiesel refineries, our future prospects for profitability will likely be substantially limited, and our financial condition and resulting operations may be adversely affected.

The production, sale and distribution of biodiesel is dependent on sufficient and necessary infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:

•       adequate rail capacity, including sufficient numbers of dedicated tanker cars;

•       sufficient storage facilities for feedstock and biodiesel;

•       increases in truck fleets capable of transporting biodiesel within localized markets; and

•       expansion of refining and blending facilities to handle biodiesel.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial condition.

The U.S. biodiesel industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The production of biodiesel is made significantly more competitive by federal and state tax incentives. The federal excise tax incentive program for biodiesel was originally enacted as part of the American Jobs Creation Act of 2004, but is scheduled to expire on December 31, 2008. This program provides fuel blenders, generally distributors, with a one cent tax credit for each percentage point of vegetable oil derived biodiesel blended with petroleum diesel. For example, distributors that blend soybean derived biodiesel with petroleum diesel into a B20 blend would receive a twenty cent per gallon excise tax credit. The program also provides blenders of recycled oils, such as yellow grease from restaurants, with a one-half cent tax credit for each percentage point of recycled oil derived biodiesel blended with petroleum diesel. For example, distributors that blend recycled oil derived biodiesel with petroleum diesel into a B20 blend would receive a ten cent per gallon excise tax credit.

In addition, approximately thirty-one states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel may have a material and adverse effect on our results of operation and financial condition.

Our commercial success will depend in part on our ability to obtain and maintain protection of our intellectual property.

Our success will depend in part on our ability to maintain or obtain and enforce patent and other intellectual property protection for our technologies and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. We have obtained or developed rights to patents and patent applications in the United States and internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology. Significant aspects of our technology are currently protected as trade secrets, for which we intend to file patent applications when appropriate. There can be no assurance that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage. We cannot be certain that the creators of our technology were the first inventors of inventions covered by our patents and patent applications or that they were the first to file. Accordingly, there can be no assurance that our patents will be valid or will afford us with protection against competitors with similar technology.

The failure to obtain or maintain patent or other intellectual property protection on the technologies underlying our biodiesel refining process may have a material adverse effect on our competitive position and business prospects. It is also possible that our technologies may infringe on patents or other intellectual property rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us or that we will prevail in any intellectual property litigation.

Intellectual property litigation is costly and time consuming, and there can be no assurance that we will have sufficient resources to pursue such litigation. If we do not obtain a license under such intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market. There can be no assurance that we have identified United States and foreign patents that pose a risk of infringement.

Competition may impair our success.

We face competition from other producers of biodiesel with respect to the procurement of feedstock, obtaining suitable properties for the construction of biodiesel refineries and selling biodiesel and related products. Such competition could be intense thus driving up the cost of feedstock and driving down the price for our products. Competition will likely increase as prices of energy in the commodities market, including petroleum and biodiesel, rise, as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition.

Larger foreign owned and domestic companies who have been engaged in this business for substantially longer periods of time, such as vertically integrated agricultural and food supply companies such as ADM and Bunge, or who decide to enter into our industry may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstocks, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

Our business is subject to local legal, political, and economic factors which are beyond our control.

We believe that the current political environment for construction of biodiesel refineries is sufficiently supportive to enable us to plan and implement our operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the biodiesel fuel industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in biodiesel fuel, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business and future financial results.

Environmental risks and regulations may adversely affect our business.

All phases of designing, constructing and operating biodiesel refineries present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with biodiesel fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties, and may require us to incur costs to remedy such discharge.

In addition, environmental regulatory standards for emissions into the air may adversely affect the market for biodiesel. For example, in 2005, the Texas Commission on Environmental Quality issued a rule for its Texas Low Emission Diesel program, which mandated reformulated diesel fuels that are less polluting. While biodiesel is generally believed to reduce emissions of hydrocarbons, sulfur, carbon monoxide and particulate pollutants, its effect on the emissions of nitrogen oxide in comparison to petroleum diesel are not, at this time, clearly established. In 2005, the Texas Commission on Environmental Quality stated that biodiesel did not comply with the Texas Low Emission Diesel program, but suspended the implementation of its statement until December 31, 2007 while it reviews technical data related to nitrogen oxide emissions from biodiesel as compared to petroleum diesel. If the Texas Commission on Environmental Quality rules that biodiesel does not meet the mandates for the Texas Low Emission Diesel program, market demand for biodiesel in the State of Texas would be significantly reduced. We cannot give assurance that the application of environmental laws to our business will not cause us to limit our production, to significantly increase the costs of our operations and activities, to reduce the market for our products or to otherwise adversely affect our financial condition, results of operations or prospects.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our prospects, business, financial condition and our results of operation.

Our business will suffer if we cannot obtain or maintain necessary permits or licenses.

Our operations will require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities. Our ability to obtain, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain or extend a license or a loss of any of these licenses or permits may have a material adverse effect on our operations and financial condition.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the design, construction and operation of biodiesel refineries may result in our becoming subject to liability for pollution, property damage, personal injury, or other hazards. Although we will obtain insurance in accordance with industry standards to address those risks, insurance has limitations on liability that may not be sufficient to cover the full extent of our liabilities. In addition, some risks may not be insurable or, in certain circumstances, we may choose not to obtain insurance to manage specific risks due to the high premiums associated with the insurance, or for other reasons. The payment of uninsured liabilities could reduce the funds available for operations or capital needs. If we suffer a significant event or occurrence that is not fully covered by insurance, or if the insurer of a particular incident is not solvent, this could result in a material adverse effect on our results of operations or financial condition.

Increases in our energy costs will affect operating results and financial condition.

Our biodiesel production costs will be dependent on the costs of the energy sources used to run our refineries. These costs are subject to fluctuations and variations in different locations where we intend to operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations.

We may not be able to effectively manage our growth.

Our strategy includes expanding our business operations. If we fail to effectively manage the growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

•       meet our capital needs;

•       expand our systems effectively, efficiently or in a timely manner;

•       allocate our human resources optimally;

•       identify and hire qualified employees or retain valued employees; or

•       effectively incorporate the components of any business that we may acquire in the future.

If we are unable to manage our growth and operations, then our financial results could be adversely affected.

Lack of diversification may increase the risk.

Larger companies have the ability to manage their risk through diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we could potentially be impacted more by factors affecting the biodiesel industry or the regions in which we operate than we would if our business were more diversified.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations.

Decommissioning costs are unknown and may be substantial.

We may become responsible for costs associated with abandoning facilities which we use for production of biodiesel, which we anticipate will have a useful life of twenty years in the absence of a major overhaul. Abandonment and reclamation of these facilities and the associated costs are often referred to as “decommissioning.” We have not yet determined if we will establish a reserve account for these potential costs for any of our biodiesel refineries, or if we will be able to pay for the costs of decommissioning from the proceeds of future sales. The use of other funds to pay for decommissioning costs could have a material adverse effect on our financial condition and future results of operations.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

As a result of our share exchange with Biosource America in March 2006, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 will require us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting, provide a report on our assessment and obtain a report by our independent auditors addressing our assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting, and financial resources. For the quarters ended April 30, 2006 and July 31, 2006, we concluded that we had a material weakness in our disclosure controls and procedures. We are continuing to upgrade our systems; to implement additional financial and management controls, reporting systems and procedures; to implement an internal audit function; and to hire additional accounting, internal audit and finance staff. If we are unable to effectively implement these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to SEC registered companies could be impaired. Any failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, stock price and ability to continue as a publicly traded company.

Risks related to our prior business may adversely affect our business.

Prior to the share exchange and the resulting change in control of our company, our business involved oil and natural gas exploration, with an emphasis on the development and production of oil and natural gas assets. This included ownership of non-operating, working interests in two wells in Texas and the exploration of this property. We have determined not to pursue this line of business. However, claims arising from our former business may be made against us. These claims may arise from these former activities (including employee and labor matters), financing and credit arrangements or other commercial transactions. While no claims are pending and we have no actual knowledge of any threatened claims, it is possible that third parties may seek to make claims against us related to the activities and liabilities of our company prior to the share exchange. Even if asserted claims are without merit and we have no liability, defense costs and the distraction of management’s attention may adversely affect our business. If any potential claims are made, our business could suffer, particularly if any such claims are material in terms of their magnitude or complexity. Therefore, claims arising from our business prior to the share exchange may have a material adverse effect on our business in the future.

An NASD review of the trading activity in our shares of common stock could have a material adverse effect on us.

On April 26, 2006, we received a letter from the National Association of Securities Dealers stating that the Staff of the Market Regulation Department of the NASD is conducting a review of the trading activity in our shares of common stock surrounding the March 31, 2006 announcement that we entered into a share exchange agreement with Biosource America. In connection with such review, the Staff requested that we provide a detailed, written chronology of the events that preceded the corporate disclosure and other documents and information. We conducted an internal review of the circumstances surrounding the announcement in connection with our response to the NASD request. We responded to such requests by providing copies of the requested documents and the requested chronology. In the course of such review we learned that the press release containing the March 31 announcement was sent to our outside investor relations service provider on the evening of March 30, 2006 to be forwarded to Market Wire for immediate release. That apparently was not done until the morning of March 31, 2006. Our investor relations service provider has advised us that Market Wire confirmed receipt of the press release by return e-mail to our investor relations service provider around 6:51 a.m. CST on March 31, 2006 but that Market Wire did not disseminate the press release until 9:01 a.m. CST. The reason for the delay is unclear.

Although the precise timing is currently not known, it appears that our current President, believing that the press release had been disseminated the night before, may have advised three individuals about the press release after it was sent to Market Wire but prior to its public dissemination by Market Wire the morning of March 31, 2006. Such officer has advised our board of directors that at the time he advised such individuals about the press release he believed that it had already been disseminated by Market Wire to the public. He also advised our board of directors that each of the individuals to whom he had advised of the press release on the morning of March 31, 2006 have informed him that they purchased shares of our common stock. In the course of our internal review, each of such individuals provided us with trade information or other documentation from their respective brokers. It appears from such documentation that one and possibly two of these individuals purchased shares of common stock prior to the dissemination of the press release by Market Wire at 9:01 a.m. CST.

Our internal review remains open and cannot predict what action, if any, we may take or what action, if any, the NASD staff may finally recommend or whether it will refer its review to governmental agencies for further investigation or enforcement action. Members of our board of directors and management may spend considerable time and effort addressing this matter. This expenditure of time and effort may adversely affect our business, results of operations and financial condition. Further, the resolution of this review could result in the administrative, civil or injunctive proceedings, sanctions, fines or other penalties, the loss of key personnel and increased review and scrutiny of us by regulatory authorities and others.

RISKS RELATED TO OUR SECURITIES

There is not a well established trading market for our common stock.

Our common stock is currently quoted on the OTC Bulletin Board system under the symbol “NVBF.” While there currently exists a limited public trading market for our common stock, the bid and asked prices for our common stock have fluctuated widely since the share exchange in March 2006. The limited public trading market and price volatility may impair your ability to sell your shares of our common stock at the time you wish to sell them or at a price that you consider reasonable, reduce the fair market value of our common stock and impair our ability to raise capital by selling additional shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

Other factors could cause the market price of our common stock to continue to be highly volatile and subject to wide fluctuations.

In addition to the limited trading market, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, many of which are beyond our control, including:

•       dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•       announcements of new financings, refinery startups, acquisitions and other business initiatives by our competitors;

•       fluctuations in revenue from our biodiesel refineries;

•       volatility in the market for biodiesel fuel commodities and/or generally in the capital markets;

•       changes in the availability of feedstock on commercially economic terms;

•       changes in the availability of the rail transportation equipment or access to the rail transportation system;

•       changes in the demand for biodiesel fuel, including changes resulting from the expansion of other alternative fuels;

•       changes in the social, political and/or legal climate in the regions in which we will operate;

•       quarterly variations in our revenues and operating expenses;

•       changes in the valuation of similarly situated companies, both in our industry and in other industries;

•       changes in analysts’ estimates affecting us, our competitors or our industry;

•       changes in the accounting methods used in or otherwise affecting our industry;

•       additions and departures of key personnel;

•       announcements of technological innovations or new products available to the biodiesel refineries industry;

•       announcements by relevant governments pertaining to incentives for alternative energy development programs;

•       fluctuations in interest rates, exchange rates and the availability of capital in the capital markets; or

•       significant sales of our common stock, including sales by shareholders holding shares of common stock issued in the share exchange and future investors in future offerings from which we expect to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of the common stock and/or our results of operation and financial condition.

Shares of our common stock that cannot currently be traded without restriction may become eligible for trading in the future.

As of December 31, 2006, approximately 110.0 million shares of our common stock were issued and outstanding. Of the shares outstanding as of such date, approximately 87.6 million shares were “restricted securities” and were not available for trading. However, these restricted securities will be available for trading in the future when registered for resale under the Securities Act of 1933 or so long as all the requirements of Rule 144 of the Securities Act are met. No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock. If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline. The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants and options may be available for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock. As of December 31, 2006, we had options and warrants outstanding that may be exercised at various times to acquire approximately 20.9 million shares, or approximately 19.0%, of our common stock. The future sale of these shares may adversely affect the market price of our common stock. Shares issued upon exercise of our outstanding warrants and options will also cause immediate and substantial dilution to our existing shareholders. In addition, as long as these warrants and options remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

Our existing shareholders can exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

Kenneth T. Hern, our Chairman and Chief Executive Officer, J.D. McGraw, our President, and Dallas Neil, our Vice President of Corporate Development, own approximately 13.4%, 13.2% and 9.4%, respectively, of our outstanding common stock. As a result, these shareholders, acting individually or together, could exert significant influence over substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these shareholders. The interests of these shareholders may not always coincide with our interests as a company or the interest of other shareholders. Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings into the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect its trading price.

Our common stock is currently, and may continue to be, considered a “penny stock.” Penny stocks are generally equity securities with a market or exercise price of less than $5.00, subject to certain exceptions, and are subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and which regulate broker-dealer practices in connection with transactions in “penny stocks.”

ITEM 7.                FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nova Biosource Fuels, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Nova Biosource Fuels, Inc. and its subsidiaries as of October 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from inception (December 1, 2005) through October 31, 2006. These financial statements are the responsibility of Nova’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nova Biosource Fuels, Inc. and its subsidiaries as of October 31, 2006 and the results of their operations and their cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

January 11, 2007

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Balance Sheet

As of October 31, 2006

(in thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$21,826
Prepaid expenses	112
Costs and estimated earnings in excess of billings on uncompleted contracts	1,803
Other current assets	52
Total current assets	23,793
Fixed assets
Property and equipment, net of accumulated depreciation of $118	988
Assets being developed for our own use	10,519
Total fixed assets	11,507
Intangible assets
Patent, net of accumulated amortization of $4	246
Intellectual property and proprietary technology	4,945
Total intangible assets	5,191
Total Assets	$40,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,658
Accrued expenses	4,134
Billings in excess of costs and estimated earnings on uncompleted contracts	11,941
Total current liabilities	20,733
Minority interest	4,002
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 85,646,358 shares issued and outstanding	86
Additional paid-in capital	44,185
Accumulated deficit	(28,515)
Total stockholders’ equity	15,756
Total Liabilities and Stockholders’ Equity	$40,491

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Period from Inception (December 1, 2005) through October 31, 2006
(in thousands, except share and per share data)

Revenues:
Contracting	$16,086
Services	125
Total revenues	16,211
Expenses:
Contracting	21,912
Selling, general and administrative	21,712
Total expenses	43,624
Loss from operations	(27,413)
Other income (expense):
Interest income	326
Interest expense	(1,426)
Minority interest in earnings of subsidiary	(2)
Net loss	$(28,515)
Basic and diluted net loss per share	$(0.38)
Weighted average number of shares outstanding	75,735,751

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Period from Inception (December 1, 2005) through October 31, 2006
(in thousands, except share data)

	Common Shares	Common Stock (at Par Value)	Additional Paid-In Capital	Accumulated Deficit	Total
Opening balance	6,925,000	$7	$(7)	$—	$—
Share exchange with Biosource America	40,000,000	40	356	—	396
Three for two forward stock split	23,462,523	24	(24)	—	—
Sale of common stock in private placement, net of $975 placement fee	12,847,641	13	18,926	—	18,939
Issuance of common stock in exchange for note payable	1,333,333	1	6,412	—	6,413
Issuance of stock options for services to consultants	—	—	2,114	—	2,114
Issuance of stock options to employees	—	—	12,041	—	12,041
Stock issued for services	17,811	—	34	—	34
Issuance of restricted stock to employee	1,000,000	1	4,299	—	4,300
Issuance of restricted stock to directors for director’s fees	50,000	—	10	—	10
Issuance of stock to directors in lieu of director fees	10,050	—	24	—	24
Net loss	—	—	—	(28,515)	(28,515)
Balance at October 31, 2006	85,646,358	$86	$44,185	$(28,515)	$15,756

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Period from Inception (December 1, 2005) through October 31, 2006
(in thousands)

Cash flows from operating activities
Net loss	$(28,515)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expenses	122
Minority interest in earnings of subsidiary	2
Interest expense upon exchange of note for common stock	1,413
Share-based compensation for employees and directors	16,375
Share-based compensation for consultants and agents	2,148
Changes in:
Prepaid expenses and other current assets	(164)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,803)
Accounts payable	4,658
Accrued expenses	4,134
Billings in excess of costs and estimated earnings on uncompleted contracts	11,941
Net cash provided by operating activities	10,311
Cash flows from investing activities
Purchase of assets in business combination	(1,000)
Purchases of property and equipment	(51)
Assets being developed for our own use	(10,519)
Net cash used in investing activities	(11,570)
Cash flows from financing activities
Payments on notes payable	(250)
Proceeds from private placement of stock and share exchange	20,310
Costs associated with sale of stock	(975)
Sale of minority interest	4,000
Net cash provided by financing activities	23,085
Net increase in cash and cash equivalents	21,826
Cash and cash equivalents
Beginning of period	—
End of period	$21,826
Non-cash financing and investing activities:
Purchase of fixed assets and intangible assets in exchange for note payable	$5,000
Issuance of common stock in exchange for note payable	$5,000
Issuance of note payable for purchase of patent	$250

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of October 31, 2006

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Nova Biosource Fuels, Inc. (“Nova”) is an energy company in the business of refining and marketing renewable diesel fuel products and related co-products. Nova has developed technology for the production of biodiesel fuel from animal and vegetable fats, oils and greases. It also designs and constructs facilities for the production of biodiesel fuels.

Biosource America, Inc. (“Biosource America”) was incorporated in Texas on December 1, 2005. On February 10, 2006, Biosource America acquired substantially all of the assets of Biosource Fuels, LLC which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. This acquisition is described more fully in Note 3 below.

Nova Oil, Inc., a Nevada corporation (“Nova Oil”), was a non-operating “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, prior to March 31, 2006. On March 31, 2006, Nova Oil completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock in exchange for all of the shares of common stock of Biosource America. As a result of the share exchange, Biosource America became a subsidiary of Nova Oil, a change of control of Nova Oil occurred as the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova Oil, and Nova Oil ceased being a “shell company.”

For accounting purposes, the transaction described above has been treated as an acquisition of Nova Oil by Biosource America coincident with a recapitalization of Biosource America. The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America. In connection with the share exchange, Nova Oil changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America.

On September 12, 2006, Nova Oil changed its name to Nova Biosource Fuels, Inc.

Nova’s initial focus has been to construct biodiesel refineries for third parties while it transitions to its intended primary business of constructing and operating its own refineries. At October 31, 2006, Nova was constructing three biodiesel refineries for third parties (see Note 4) and three biodiesel refineries for its own use (see Note 6). All of Nova’s refineries will use its proprietary, patented process technology, which enables the use of a broader range of lower cost feed stocks.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Nova’s consolidated financial statements include the accounts of Nova and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid investments purchased with original maturities of three months or less. Cash equivalents of approximately $21,348,000 at October 31, 2006 consist of certificates of deposit, money market funds, and short- term government backed investments.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Office equipment, furniture and fixtures	5 years
Computer equipment and software	5 years
Lab equipment	7 years
Refinery	10 years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

When events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset is compared to the asset’s carrying value to determine if a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assets Being Developed for Our Own Use

Assets being developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service.

Nova capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. No interest was capitalized during the period from inception (December 1, 2005) through October 31, 2006.

Intangible Assets

Intangible assets with definite lives are subject to amortization. At October 31, 2006, such intangible assets consist of a purchased patent which is being amortized on a straight-line basis over the patent life of 17 years. Intangible assets with definite lives are tested for impairment if conditions exist that indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations relating to alternative fuels, or a change in the assessment of future operations.

Intangible assets with indefinite lives are not subject to amortization. At October 31, 2006, such intangible assets consist of intellectual property and proprietary technology. Tests for impairment are performed at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment tests include a comparison of estimated undiscounted cash flows associated with the asset to the asset’s carrying amount. If the fair value is less than the carrying value of the asset, an impairment charge is recorded to reduce the value of the asset to fair value.

Construction Contract Revenue and Cost Recognition

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date for each contract to estimated total costs of each contract at completion. This method is used because management considers total costs to be the best available measure of progress on the contracts. Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses (if any) on uncompleted construction contracts are made in the period in which such losses are determined to exist. Changes in job conditions, job performance and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Service Revenues

Service revenues primarily consist of engineering fees. This revenue is recognized as services are performed.

Income Taxes

Nova and its subsidiaries file a consolidated federal tax return.

Nova uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the period from inception (December 1, 2005) to October 31, 2006, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

Weighted average shares used to compute basic and diluted net loss per common share:	75,735,751
Securities convertible into shares of common stock at October 31, 2006, not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	5,698,991
Stock warrants related to private equity placement	6,872,916
Other warrants	104,250
12,676,157

Stock-Based Compensation

Nova measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.” The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Nova utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

Common Stock Split

On March 31, 2006, Nova declared a three-for-two stock split effected in the form of a 50% stock dividend distributable April 24, 2006 to stockholders of record on April 10, 2006. The total number of authorized shares of common stock and par value were unchanged by the split. Nova reclassified $24,000 from additional paid-in capital to common stock, representing the par value of additional shares issued. All share and per share amounts presented in the consolidated financial statements have been adjusted to reflect the stock split.

Statement of Cash Flows

Interest of $13,000 was paid in cash and no cash was paid for taxes during the period from inception (December 1, 2005) through October 31, 2006.

Recent Accounting Pronouncements

Nova does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 3—BUSINESS COMBINATION

On February 10, 2006, Biosource America acquired the assets of Biosource Fuels, LLC. Biosource Fuels, LLC had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. The acquisition purchase price was $6,000,000 originally payable as follows (in thousands):

Cash	$1,000
Note payable	5,000
Total purchase price	$6,000

Biosource America accounted for the acquisition using the purchase method of accounting for business combinations. The fair value of assets acquired was as follows (in thousands):

Property and equipment	$1,055
Intellectual property and proprietary technology	4,945
Total assets acquired	$6,000

At the time of acquisition, management allocated a portion of the purchase price to intangible assets acquired, including intellectual property, proprietary technology and goodwill. Initially, the value assigned to intangible assets included $445,000 recorded as goodwill. Upon completion of a third party intangible property valuation, the entire intangible asset amount of $4,945,000 has been reclassified and is reported as intellectual property and proprietary technology.

Intangible assets acquired in connection with the acquisition of the assets of Biosource Fuels, LLC relate to the processes developed by Biosource Fuels, LLC with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. The value of intellectual property and proprietary technology and the life of the intangible asset depends on factors such as the cost of different sources of energy, the cost of feed stocks and other processing costs for the subject technology as well as other economic factors. Management has made an assessment of these factors and determined that this intangible asset has an indefinite life.

Intangible assets acquired are being amortized over 15 years for income tax purposes.

Unaudited pro-forma information for the period from inception (December 1, 2005) through October 31, 2006, as if the acquisition had occurred on December 1, 2005, is as follows (in thousands):

	As Reported	Pro-Forma
Revenues	$16,211	$17,011
Net loss	(28,515)	(28,607)
Loss per share	(0.38)	(0.38)

NOTE 4—CONSTRUCTION CONTRACTS

At October 31, 2006, Nova was constructing three biodiesel refineries for third parties: Clinton County, Iowa for Clinton County Bio-Energy, LLC, DeForest, Wisconsin for Anamax Energy Services, Inc., and Greenville, Mississippi for Scott Petroleum Corporation. These three customers accounted for 37%, 47%, and 16% of contracting revenues, respectively, for the period from inception (December 1, 2005) through October 31, 2006.

Costs and estimated earnings (loss) on uncompleted contracts and related amounts billed at October 31, 2006 are as follows (in thousands):

Costs incurred on uncompleted contracts, including estimated losses	$21,912
Estimated loss on contracts	(5,826)
Net cost incurred on uncompleted contracts	16,086
Less billings on uncompleted contracts	(26,224)
Total	$(10,138)

Such amounts are included in the accompanying consolidated balance sheet at October 31, 2006 under the following captions (in thousands):

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,803
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,941)
Total	$(10,138)

The following schedule summarizes changes in contract backlogs during the period from inception (December 1, 2005) through October 31, 2006. Backlog represents the amount of revenue Nova expects to realize from work to be performed on uncompleted contracts in progress at period end and from contractual agreements on which work has not begun. Backlog at October 31, 2006 is as follows (in thousands):

New contracts since inception (December 1, 2005)	$35,850
Less contract revenue earned during the period	(16,086)
Backlog balance at October 31, 2006	$19,764

Cost of revenue during the period from inception (December 1, 2005) through October 31, 2006 is as follows (in thousands):

Contracts in progress	$16,086
Recognized loss on contracts	5,826
Total cost of revenue	$21,912

During the period from inception (December 1, 2005) through October 31, 2006, Nova recognized a loss on the Clinton County project of $3,326,000 as it became probable that Nova would not collect the excess costs management expects to incur throughout the remaining life of the project. Nova has also recognized estimated losses attributable to its project in Wisconsin of $2,500,000. Nova expects it is likely to incur additional expenses and cost overruns on the Wisconsin project, primarily as a result of not meeting the original completion date set forth in the contract.

At October 31, 2006, estimated remaining costs to complete the construction of the plants being built for third parties approximates $14,300,000, of which approximately $8,000,000 is committed through purchase orders issued to sub-contractors and equipment vendors. At October 31, 2006, total amounts of construction contracts (in thousands) and the estimated percentage of completion are as follows:

Contract	Contract Amount	Percentage of Completion
Clinton Country	$5,924	95%
Anamax	17,426	43%
Scott Petroleum	12,500	21%

The percentage of completion is estimated based on total costs incurred to date compared to estimated total costs of each contract.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2006 is as follows (in thousands):

Office equipment, furniture and fixtures	$52
Computers and software	42
Refinery and lab equipment	1,012
1,106
Less accumulated deprecation	(118)
Net property and equipment	$988

Depreciation expense during the period from inception (December 1, 2005) through October 31, 2006 was $118,000.

NOTE 6—ASSETS BEING DEVELOPED FOR OUR OWN USE

Assets being developed for our own use consists of three biodiesel refinery plants which are scheduled to begin construction in early 2007, with expected completion dates during the fourth quarter of 2007 and early 2008. Total estimated costs to be incurred for construction of the three facilities are approximately $170,000,000. At October 31, 2006, construction expenditures of approximately $10,500,000 have been recognized and approximately $5,500,000 was committed through purchase orders issued to sub-contractors and equipment vendors.

NOTE 7—INTANGIBLE ASSETS

In April 2006, Nova acquired a patent closely related to its technologies for the synthesis of biodiesel and other biofuels for a short-term note payable of $250,000.

In connection with its acquisition of the assets of Biosource Fuels, LLC in February 2006 (see Note 3), Nova recorded an identifiable intangible asset for intellectual property and proprietary technology.

Intangible assets at October 31, 2006 are as follows (in thousands):

Amortizable intangible asset—patent	$250
Less accumulated amortization	(4)
Net amortizable intangible asset	246
Indefinite lived intangible asset—intellectual property and proprietary technology	4,945
Net intangible assets	$5,191

Amortization expense for intangible assets subject to amortization during the period from inception (December 1, 2005) through October 31, 2006 was $4,000.

NOTE 8—CONVERSION OF DEBT TO EQUITY

A note payable of $5,000,000 was issued in connection with the acquisition of the assets of Biosource Fuels, LLC (see Note 3). On April 28, 2006, the note was exchanged for 1,333,333 shares of Nova’s common stock. Each share was valued at $4.81, the closing price of Nova’s stock on the date of the exchange resulting in total consideration valued at $6,413,000. The premium of $1,413,000 in value of common stock issued in exchange for the note payable was recorded as a non-cash interest expense upon conversion.

NOTE 9—MINORITY INTEREST

On June 23, 2006, Nova Biofuels Seneca LLC (“Nova Seneca”), a subsidiary of Nova, entered into a purchase agreement with L&L Properties LLC and Shipyard Industrial Park, Inc. (together, the “Sellers”). Pursuant to the terms of this purchase agreement, Nova Seneca agreed to purchase 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for $3,650,000. Nova Seneca intends to build a sixty million gallon per year biodiesel refinery on the property. The Sellers are obligated to indemnify Nova Seneca against all claims based upon violation of any environmental law that occurred during the ownership of the property by the Sellers.

In connection with Nova’s plan to build a biodiesel refinery on the property, on June 26, 2006, Nova Seneca agreed to buy 100% of the feedstock requirements for the Seneca biodiesel plant refinery from Lipid Logistics, LLC (“Lipid”) at a benchmark price that will be adjusted according to the market price of the feedstock for a ten year period. Additionally, Nova Seneca will pay a service fee of one quarter cent for every pound of feedstock purchased and Nova Seneca agreed to purchase a minimum of 25 million gallons of feedstock per year from Lipid commencing on the date of initial production of biodiesel at the plant. If Nova Seneca does not commence biodiesel production at the Seneca facility by May 1, 2008, then both parties will have the right to terminate the agreement upon fifteen days prior notice to the other party.

In connection with the above transactions, on July 12, 2006, Nova Holding Seneca LLC (“Nova Holdings”), a wholly owned subsidiary of Nova and the owner of Nova Seneca, sold an 8% equity interest in Nova Holdings for $4,000,000 to KBI Energy, LLC (“KBI”), an affiliate of Lipid. KBI’s interest is recorded as a minority interest in a consolidated subsidiary. KBI’s share of earnings of Nova Holdings was $2,000 for the period from inception (December 1, 2005) through October 31, 2006.

NOTE 10—SUBSIDIARIES

At October 31, 2006, other than Nova Holding Seneca LLC, which is subject to an 8% minority interest as described in Note 9, and Nova Biofuels Seneca LLC, which is a wholly-owned subsidiary of Nova Holding Seneca LLC, all of Nova’s subsidiaries are wholly-owned. Nova currently has no outstanding security that is guaranteed by any of its subsidiaries, Nova has no independent assets or operations other than investments in its subsidiaries and there are no current restrictions on the ability of Nova or any of its subsidiaries to obtain funds from their respective subsidiaries by dividend or loan. Separate financials statements and other disclosures concerning Nova’s subsidiaries are not presented.

NOTE 11—INCOME TAXES

Nova did not incur any income tax expense due to operating losses and the related increase in the valuation allowance.

The reconciliation of income taxes at the statutory rate of 35% applied to the loss before taxes for the period from inception (December 1, 2005) through October 31, 2006 is as follows (in thousands):

Computed “expected” tax credit	$(9,980)
Increase in valuation allowance	9,980
Tax expense	$—

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at October 31, 2006 are as follows (in thousands):

Deferred tax assets:
Loss carryforwards	$3,597
Stock-based compensation	6,470
Deferred tax liability—fixed assets and intangible assets	(87)
9,980
Less valuation allowance	(9,980)
Net deferred tax assets	$—

At October 31, 2006, Nova had net operating loss carryforwards for federal income tax purposes of approximately $10,275,000 that may be offset against future taxable income. Nova has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carryforwards will expire in 2026.

NOTE 12—PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS

In July 2006, Nova issued and sold in a private placement to certain institutional and individual accredited investors units of securities consisting of common stock and warrants to acquire common stock. These transactions were completed in three closings whereby Nova issued an aggregate of 12,847,641 shares of common stock and warrants to acquire 6,423,818 shares of common stock. The purchase price was $1.55 per unit and resulted in gross proceeds of $19,914,000. Nova paid the placement agent a fee of $975,000 and granted the placement agent five year warrants to acquire 466,519 shares of common stock at a weighted average exercise price of $2.34.

On July 6, 2006, units of securities consisting of 10,671,514 shares of common stock with warrants to acquire 5,335,756 shares of common stock were sold for $16,541,000. The warrants have an exercise price of $2.54 and expire in five years. The relative fair value of the common stock was $11,308,000 and the relative fair value of the warrants was $4,946,000.

On July 10 and 11, 2006, units of securities consisting of 2,176,127 shares of common stock with warrants to acquire 1,088,062 shares of common stock were sold for $3,373,000. The warrants have an exercise price of $2.60 and expire in five years. The relative fair value of the common stock was $2,747,000 and the relative fair value of the warrants was $913,000.

In connection with the private placements, Nova granted registration rights to the investors and the placement agent. A registration statement was filed on August 1, 2006 and declared effective by the SEC on September 11, 2006.

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

NOTE 13—EQUITY INCENTIVE PLANS

Nova 2006 Equity Incentive Plan

On April 24, 2006, Nova adopted its 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for equity incentives to be granted to employees, directors, or officers of Nova, or key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2006 plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan is administered by the Compensation Committee of the Board of Directors and a maximum of 10,000,000 shares of common stock were authorized for issuance under the 2006 Plan. At October 31, 2006, Nova had approximately 3,223,000 shares remaining for future awards under the 2006 Plan.

The fair value of the stock options and warrants granted during fiscal 2006 was computed using the Black-Sholes option-pricing model. Variables used in the Black-Sholes option-pricing model include (1) risk-free interest rate at the date of grant, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility of 137%, and (4) zero expected dividends.

On April 24, 2006, the Compensation Committee approved the grant to ten key employees of Biosource America of non-qualified stock options to purchase in the aggregate 4,021,912 shares of common stock at an exercise price of $3.04 per share, the fair market value on that date. All such options expire ten years from the date the Compensation Committee approved the grant. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the options granted to the President of Biosource America, such options have additional vesting conditions, including the approval of the 2006 Plan by Nova’s stockholders and, in the case of options to purchase 917,772 shares, immediately upon such approval and, in the case of the remaining options to purchase 1,000,000 shares, upon the later of such approval and the achievement of certain performance targets by Nova. Nova recorded $10,335,000 of non-cash stock for services expense related to these options during the period ended October 31, 2006.

On April 28, 2006, the Compensation Committee approved the grant to six key employees of Biosource America of non-qualified stock options to purchase in the aggregate 277,079 shares of common stock at an exercise price of $3.88 per share, the fair market value on that date. All such options expire ten years from the date the Compensation Committee approved the grant. With the exception of the options granted to the President of Biosource America, all such options vest monthly in equal installments over a two year period. With respect to the 64,433 options granted to the President of Biosource America, such options vest upon the approval of the 2006 Plan by Nova’s stockholders. Nova recorded $556,000 of non-cash stock for services expense related to these options during the period ended October 31, 2006.

On May 26, 2006, a consultant of Nova received non-qualified stock options to purchase in the aggregate 100,000 shares of common stock at an exercise price of $3.79 per share, the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant and vested in four equal installments over a four month period. The services related to the grant of these options were performed during the three month period ended July 31, 2006. Nova recorded $307,000 of non-cash stock for consulting services expense related to these options during the period ended October 31, 2006.

On June 17, 2006, two key employees of Nova received non-qualified stock options to purchase in the aggregate 800,000 shares of common stock at an exercise price of $2.62 per share, the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant and 250,000 of such options vest immediately, with the remainder vesting monthly in equal installments over a two year period, except that 250,000 of such options will accelerate and vest upon termination or resignation of the applicable employee’s employment. Nova recorded $1,161,000 of non-cash stock for services expense related to these options during the period ended October 31, 2006.

On June 17, 2006, a consultant of Nova received non-qualified stock options to purchase in the aggregate 500,000 shares of common stock at an exercise price of $2.62 per share, the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant and vest monthly in equal installments over a two year period. Services related to the grant of these options were performed during the period ended July 31, 2006. Nova recorded $998,000 of non-cash stock for consulting services expense related to these options during the period ended October 31, 2006.

On June 17, 2006, two consultants were awarded 17,811 fully paid and nonassessable shares of common stock as a stock bonus for services previously rendered as determined by the Board pursuant to the 2006 Plan.

On August 31, 2006, a key employee of Nova was granted 1,000,000 shares of common stock. The shares vest in equal annual installments over a four year period as long as the employee remains an officer of Nova. The fair market value of the common stock on the date of grant was determined by the Board of Directors pursuant to the 2006 Plan. Nova recorded $4,300,000 of non-cash stock for services expense related to the stock grant.

As of October 31, 2006, 3,328,086 of the above options granted pursuant to the 2006 Equity Incentive Plan were vested, of which 3,123,914 were employee options and 204,172 were consultant options. Non-cash stock for services expense for employees in the amount of $16,375,000 and $2,148,000 in non-cash stock for consulting services was recorded through the period ended October 31, 2006.

Non-Employee Director Compensation Program and Bonuses

On July 31, 2006, the Board approved a director compensation program for non-employee directors and, pursuant to such program, the Compensation Committee approved the grant of 50,000 shares of restricted stock to five non-employee directors, vesting in one installment on the third anniversary of the date of grant. The board also approved the grant of 10,050 shares as a stock bonus to two non-employee directors in lieu of cash retainer fees.

NOTE 14—WARRANTS AND OPTIONS

A placement agent was previously issued warrants for services in connection with a private placement of shares of Nova’s common stock. These warrants are exercisable for 104,250 shares of common stock, at an exercise price of $0.09 per share. The warrants became exercisable after February 27, 2004, and expire on February 27, 2009. At October 31, 2006, the 104,250 warrants had not been exercised. These warrants were originally issued on February 27, 2004 and no measurable cost was associated with the warrants as management had determined at such time that their fair value was zero.

As described in Note 12, in July 2006, in connection with a private placement, Nova issued warrants to acquire 6,423,818 shares of common stock under the terms of a warrant agreement. The warrants have a five year term and an average exercise price of $2.55 per share. Also in connection with such private placement, Nova issued designated assignees of the placement agent warrants to acquire 466,519 shares of common stock. The warrants have a five year term and an average exercise price of $2.35 per share. At October 31, 2006, none of the warrants issued in connection with the private placement had been exercised. The services related to the grant of these warrants were performed during the period ended July 31, 2006 and therefore Nova has recorded $809,000 of non-cash stock for consulting services expense related to these options during the period ended October 31, 2006.

As described in Note 13, in connection with the equity incentive plan, Nova issued options to acquire 5,698,991 shares of common stock under the terms of the plan during the period ended October 31, 2006. The weighted-average exercise price of the options issued under the Plan, and the weighted-average of the options outstanding at October 31, 2006, was $3.00 per share.

Outstanding options and warrants as of October 31, 2006 are as follows:

Grant Date	Expiration Date	Exercise Price	Outstanding 12/1/05 (Inception)	New Grants	Exercises	Outstanding 10/31/06
2/27/04	2/27/09	$0.09	104,250	—	—	104,250
4/24/06	4/24/16	3.04	—	4,021,912	—	4,021,912
4/28/06	4/28/16	3.88	—	277,079	—	277,079
5/26/06	5/26/16	3.79	—	100,000	—	100,000
6/17/06	6/17/16	2.62	—	800,000	—	800,000
6/17/06	6/17/16	2.62	—	500,000	—	500,000
7/06/06	7/06/11	2.54	—	5,335,756	—	5,335,756
7/10/06	7/10/11	2.60	—	1,088,062	—	1,088,062
7/26/06	7/26/11	2.40	—	69,916	—	69,916
7/26/06	7/26/11	2.34	—	396,603	—	396,603
Totals			104,250	12,589,328	—	12,693,578

It is anticipated that unvested options for employees and consultants at October 31, 2006 will result in compensation expense of $11,284,000 being recognized by Nova from November 1, 2006 through July 31, 2008.

NOTE 15—CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject Nova to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The accounts maintained by Nova at banks are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. The uninsured balance was $494,000 at October 31, 2006. Nova has not experienced any credit losses in such accounts and believes it is not exposed to any significant risk of loss based on this exposure.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Lease Commitments

Nova leases the building where it operates its small scale refinery located in Butte, Montana and leases office space in Houston, Texas and Butte, Montana. A subsidiary of Nova also leases land in Oklahoma on which it will build a biodiesel refinery. This lease began November 1, 2006 and provides for a ten year term, with three ten year renewal options. Minimum future lease commitments under these operating leases at October 31, 2006 are as follows (in thousands):

Year ending October 31:
2007	$130
2008	73
2009	70
2010	70
2011	70
Thereafter	350
Total minimum payments	$763

Rent expense for the period from inception (December 1, 2005) through October 31, 2006 was approximately $ 80,000.

Litigation

In the normal course of business, Nova may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Nova’s financial position, liquidity, or results of operations.

NOTE 17—DEFINED CONTRIBUTION PLAN

Nova sponsors a defined contribution plan for its employees that is structured as a SIMPLE IRA. Employees may elect to make annual contributions up to $10,000 for 2006 ($12,500 if over the age of 50). Nova matches an employee’s elective deferral dollar for dollar up to 3% of the employee’s compensation. Expense recorded for the matching contributions during the period from inception (December 1, 2005) through October 31, 2006 was $7,000.

NOTE 18—SUBSEQUENT EVENTS

Private Placement

On December 19, 2006, Nova issued and sold in a private placement to certain institutional and individual accredited investors units of securities consisting of approximately 24.4 million shares of its common stock and warrants to purchase up to approximately 7.3 million additional shares of common stock for aggregate gross proceeds of approximately $47,000,000. The purchase price for the units was $1.93 per unit and the warrants have a five-year term and an exercise price of $2.72 per share.

In connection with the private placement, Nova paid the placement agents a fee of approximately $3,100,000. In addition, Nova issued to one of the placement agents warrants to purchase up to 466,519 shares of common stock with a five-year term and an exercise price of $2.72 per share.

The transaction closed on December 21, 2006. In connection with the private placement, Nova also entered into a registration rights agreement with each purchaser whereby it agreed to file a registration statement within 30 days of the closing date covering the resale of the shares of common stock acquired by the purchasers and also covering the resale of shares of common stock issuable upon exercise of the warrants. Nova also agreed to have such registration statement declared effective within 90 to 120 days of the closing date, depending on whether such registration statement is reviewed by the staff of the Securities and Exchange Commission. If the shares of common stock and common stock underlying the warrants are not registered for resale within that time period, Nova will pay liquidated damages in an amount of 1.5% of the purchase price for the securities for each 30-day period until the filing or effectiveness of the registration statement, up to a maximum of 10% of such purchase price. As a result of the issuance of securities in the private placement, the exercise price and number of shares obtainable pursuant to warrants issued to investors and the placement agent in connection with the July 2006 private placement of securities of Nova will be adjusted pursuant to the anti-dilution provisions described in such warrants based on a weighted-average difference between the purchase price of the securities issued in the private placement and the exercise price of such warrants as follows:

Original Exercise Price	Original Warrant Shares	Adjusted Exercise Price	Adjusted Warrant Shares
$2.60	1,088,062	$2.45	1,154,678
$2.54	5,335,756	$2.40	5,647,008
$2.40	69,916	$2.30	72,956
$2.34	396,603	$2.25	412,467

Land Purchase

On January 11, 2007, Nova Biofuels Seneca LLC, completed the purchase of approximately 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for a purchase price of $3,650,000 pursuant to the purchase agreement, dated June 23, 2006, with L&L Properties LLC and Shipyard Industrial Park, Inc. Nova Biofuels Seneca intends to build a sixty million gallon per year biodiesel refinery on the property—the first biodiesel refinery to be built for our own account. In connection with the closing, Nova Biofuels Seneca entered into a commercial loan agreement, mortgage and promissory note with Centrue Bank of Streator, Illinois pursuant to which it borrowed $2,520,000 secured by a mortgage on the property. The loan agreement provides for a three year term with an 8.25% fixed interest rate and a 0.5% origination fee. In addition, the loan provides for monthly interest only payments for the first eighteen months followed by monthly principal and interest payments of $22,000 for the remaining eighteen months of the term with a balloon payment due at maturity. Nova Holding Seneca LLC has guaranteed the obligations of its subsidiary under the loan agreement up to $210,000.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on our Current Report on Form 8-K, dated March 31, 2006 and filed on April 3, 2006, in connection with the share exchange between Nova Oil and Biosource America and the resulting change in control, we dismissed DeCoria, Maichel & Teague P.S. as our independent registered public accounting firm and engaged Malone & Bailey, P.C. We had no disagreement with DeCoria, Maichel & Teague P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DeCoria, Maichel & Teague P.S. would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 8A.        CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Management, with the participation of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended October 31, 2006, material weaknesses in control processes and procedures related to accounting for share-based compensation, previously identified as of April 30, 2006 and as of July 31, 2006, were remediated. We took steps toward remediating the identified material weakness as discussed in detail in our Form 10-QSB/A for the quarter ended July 31, 2006 filed on November 17, 2006. These steps included standardizing procedures with respect to the approval and documentation of equity incentive awards, retaining an accounting consultant to assist us with unusual or complex accounting transactions, and appointing a “financial expert” to our Audit Committee. The planned remediation steps were designed and initiated following identification of the material weakness, and deployed as soon as practicable. We believe these actions have strengthened our internal control over financial reporting and address the material weakness identified above, although we are continuing to identify, evaluate and implement additional measures to improve our internal control over financial reporting.

Other than the remediation steps described above there have been no changes in our system of internal controls over financial reporting during the quarter ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.       OTHER INFORMATION.

On January 11, 2007, our subsidiary, Nova Biofuels Seneca LLC, completed the purchase of approximately 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for a purchase price of $3.65 million pursuant to the purchase agreement, dated June 23, 2006, with L&L Properties LLC and Shipyard Industrial Park, Inc. Nova Biofuels Seneca intends to build a sixty million gallon per year biodiesel refinery on the property—our first biodiesel refinery to be built for our own account. In connection with the closing, Nova Biofuels Seneca entered into a commercial loan agreement, mortgage and promissory note with Centrue Bank of Streator, Illinois pursuant to which it borrowed $2,520,000 secured by a mortgage on the property. The loan agreement provides for a three year term with an 8.25% fixed interest rate and a 0.5% origination fee. In addition, the loan provides for monthly interest only payments for the first eighteen months followed by monthly principal and interest payments of $22,000 for the remaining eighteen months of the term with a balloon payment due at maturity. Nova Holding Seneca LLC has guaranteed the obligations of its subsidiary under the loan agreement up to $210,000.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The name, age, positions and biographical information of our directors, executive officers and significant employees are set forth below:

Name	Age	Position and Business Experience
Kenneth T. Hern	69

Chairman of the Board and Chief Executive Officer. Mr. Hern has been our Chairman and Chief Executive Officer since March 31, 2006 and was a founder and Chairman and Chief Executive Officer of Biosource America since December 2005. He served as President of Texaco Saudi, Inc., between 1981 through 1984, as Vice Chairman and Managing Director of Texaco Nigeria Limited from 1984 through 1989, and as President of Texaco Brazil from 1989 through 1994, when he retired. From 1994 to 2006, he has served as an independent consultant and served as Chairman of Fibrominn L.L.C., a company formed to generate electricity from biowaste material. Mr. Hern earned a Bachelor of Arts in Chemistry from Austin College in 1960 and a Master of Science in Organic Chemistry from North Texas State University in 1962. He has also received Associates Degrees from the Wharton School of Business and Carnegie Mellon University.

Lewis W. Powers	60

Chief Operating Officer and Director. Mr. Powers has been a director since July 6, 2006 and became our Chief Operating Officer on August 31, 2006. He is a former President of Halliburton Energy Services. He worked for Halliburton Energy Services for nearly 35 years. He began his career in the company’s Wireline Division in 1968 and was promoted to managerial positions in operations, business development and manufacturing, split equally between the U.S. and abroad. In 1988, he was promoted to international vice president. In 1990, he assumed the position of senior vice president of operations and marketing. As president, Mr. Powers was responsible for multi-billion-dollar budgets and for 30,000 employees working in more than 100 countries. He retired from Halliburton in 2002. He then was elected to the board of directors for Magnum Hunter Resources, an NYSE-listed company before being acquired by Cimarex, where he served as chairman of the Compensation Committee. He is a member of the Society of Professional Engineers and the American Petroleum Institute 25 Year Petroleum Club. He also is active in the National Ocean Industries Association. He earned a bachelor’s degree in economics and finance from the University of Houston in 1968.

J.D. McGraw	47

President and Director. Mr. McGraw has been our President and a director since April 2006 and was a founder and Chief Operating Officer of Biosource America in December 2005. He has provided consulting services to over 150 companies including AdTec, American Rice, Blockbuster Video, Chuck E. Cheese, Dryper, International Recovery, Republic Industries and Swift Energy. From 2000 until 2002, Mr. McGraw worked as a Financial Management Consultant for Allan F. Dow & Associates, Inc. He then served as the Executive Vice President of EnerTeck Corporation from 2002 until 2003. Mr. McGraw has served as the President of Jonah Capital Partners, a financial advisory firm, since 2004.

C. Robert Black	71

Director. Mr. Black has been a director since July 17, 2006. He was formerly Senior Vice President in the Office of the Chairman of Texaco, Inc., an international oil and gas exploration, production, distribution and marketing company, until 1999 when he retired. He spent nearly forty years in various roles with Texaco before his retirement, including key assignments in engineering, supply and distribution, crude oil (international) and Middle Eastern Operations. Elected Vice President of Texaco, Inc. in 1983, Mr. Black was appointed Senior Vice President of Texaco Middle East/Far East that same year, and later named President of the same division. In 1992 he was elected Senior Vice President, and in 1997 was appointed President of Texaco’s Worldwide Exploration and Production. In his last and most recent role with Texaco, Mr. Black was responsible for developing and managing the company’s relationships with the industry on a worldwide basis, along with oversight responsibility for Texaco’s Technology Division and Corporate Reserves Audit Group. He also served as Corporate Compliance Officer, and as a member of Texaco’s Executive Council, which set corporate strategies and priorities. Mr. Black is a member of the Board of Trustees of the United States-Azerbaijan Chamber of Commerce, the University of Texas Engineering Advisory Council, and the Committee of Economic Development. He is a distinguished alumnus of Texas Tech University, graduating with a bachelor’s degree in petroleum engineering in 1958 and was appointed to the Texas Tech University System Board of Regents by Governor Rick Perry in 2001. He also serves on the Board of Directors of Seital, Inc.

James L. Rainey	77

Director. Mr. Rainey has been a director since November 7, 2006. Mr. Rainey previously served as President and Chief Executive Officer of Farmland Industries, Inc., from 1986 to 1991, when he retired and became a consultant. At the time of his retirement, Farmland was the largest agricultural supply cooperative in the United States and had a strong asset base in petroleum refining, basic and upgraded fertilizer production and distribution, mixed livestock feed production and distribution, pork and beef processing and marketing, information systems, international trading, and financial services. Previously Mr. Rainey served as President and Chief Executive Officer of Kerr-McGee Chemical Corp., a wholly-owned subsidiary of Kerr-McGee Corp., from 1975 to 1986; and as a Senior Vice President of the parent company from 1984 to 1986. Kerr-McGee Corp., now a subsidiary of Anadarko Petroleum Corporation, was an energy company with operations in petroleum exploration and production, refining, coal and chemicals. Mr. Rainey spent a total of 22 years with Kerr-McGee. He received his bachelor’s degree in agriculture from Purdue University in 1952 and an honorary Ph.D. from Purdue University in 1991.

John S. Reiland	57

Director. Mr. Reiland has been a director since July 31, 2006. Mr. Reiland also serves on the board of directors of RONCO Corporation and New England Pantry, Inc. Since March 2006, Mr. Reiland has been a Senior Financial Analyst for Sanders Morris Harris, the largest investment banking firm headquartered in Texas. From March 2003 until March 2006, he served as the Chief Financial Officer of US Dataworks, a developer of payment processing software focused on the financial services market, federal, state and local governments, billers and retailers. From March 2002 until December 2002, Mr. Reiland was the Interim Chief Executive Officer of New England Pantry, a New England-based convenience store chain. From November 2000 to February 2002, he was Chief Executive Officer of ServiceIQ, a privately held developmental stage company developing wireless communications devices for the field service industry. Mr. Reiland is a certified public accountant and began his career at PriceWaterhouse & Co. from 1973 to 1978. He received his Bachelor of Business Administration degree from the University of Houston in 1973.

Robert White	71

Director. Mr. White has been a director since July 17, 2006. He was the last President of Mobil Exploration and Producing U.S. Inc., a division of Mobil Oil Company focusing on domestic oil and gas exploration and production, prior to that company’s merger with Exxon in 1996, when he retired. Mr. White’s career with Mobil spanned over 40 years, including 15 years spent outside the United States. He joined the company in 1964 as a production engineer in Hobbs, New Mexico, following his honorable discharge from the U.S. Army Corps of Engineers at the rank of Captain. Since that time he has served as Manager of Economics and Planning for Natural Gas in North America, Planning Advisor for Exploration and Producing in North America, Chairman and President of Mobil Producing Netherlands, Mobil Producing Nigeria, and Mobil North Sea Limited in London. While in the UK, Mr. White also served as Chairman of the Petroleum Science and Technology Institute, a scientific and development organization made up of oil industry representatives and Scottish universities. Mr. White is a graduate of the University of Texas at Austin with a Bachelor of Science in Petroleum Engineering.

Russell D. Sammons	33

Vice President of Operations. Mr. Sammons has been our Vice President of Operations since June 2006. He was previously employed as a Turnaround and Majors Planning Section Supervisor with ExxonMobil Refining & Supply, a division of ExxonMobil focusing on refining crude oil into refined fuel products, from 2002 until 2006, where he oversaw planning and controls of turnarounds and large maintenance jobs in ExxonMobil’s largest United States Refinery. From 2000 until 2002, Mr. Sammons was employed with ExxonMobil as a Maintenance Section Supervisor. Mr. Sammons earned a master’s degree in business administration from the University of Houston and a bachelor’s degree in mechanical engineering from the Colorado School of Mines.

Leon van Kraayenburg	51

Vice President of Finance (principal financial and accounting officer). Mr. van Kraayenburg has been our Vice President of Finance, Secretary and Treasurer since April 2006. He has over 25 years of corporate financial reporting, tax, finance, and treasury experience, serving the private and public sector. From 1993 until 1999, he served in a number of capacities for BTR, Plc, a UK public reporting company and its subsidiaries. Since leaving BTR Mr. van Kraayenburg has provided financial and information technology consulting services on various start-up companies, and been on the management team of certain acquisitions and divestitures. From 2002 until March 2005, he was a director and Senior Vice President and Chief Financial Officer of EnerTeck Chemical Corporation, a seller and marketer of diesel engine treatment products. In December 2005, Mr. van Kraayenburg became part of the initial management team of Biosource America as its Vice President of Finance and Treasurer. Mr. van Kraayenburg is a graduate of Witwatersrand College in South Africa.

Dallas Neil	30

Vice President of Corporate Development. Mr. Neil has been our Vice President of Corporate Development since April 2006. He is also the owner of 4 Minute Carwash in Atlanta, Georgia since May 2002. Since January 2000, he has also been the President of Kinetic Sports Interactive, a licensor of electronic weight training technology. From May 2000 until December 2004, Mr. Neil was a professional football player in the National Football League. He was an initial investor in and executive officer of Biosource America. Mr. Neil earned a Bachelors in Business Administration-Information Systems and a Masters in Business Administration from the University of Montana.

Richard Talley	42

President, Biosource America. Mr. Talley has been the President of our engineering and construction subsidiary, Biosource America, since April 2006. He has over 19 years of experience in process development and design. From September 2000 until January 2005, Mr. Talley was Vice President and General Manager of Research and Development for Resodyn Corporation, a technology development and manufacturing firm in Butte, Montana. From February 2005 until February 2006 when Biosource America acquired the business of Biosource Fuels, LLC, he served as the General Manager of Biosource Fuels, LLC and led the effort to develop the Nova biodiesel production technology. Mr. Talley has been a speaker at the National Biodiesel Board Annual Conference and the Fat and Proteins Research Foundation Annual Meeting, where he led presentations on bio-diesel production technologies. In addition, Mr. Talley has authored an article regarding bio-diesel production from animal fats and greases for the National Render Association’s Magazine (Render February 2004 “Bio-diesel: A Compelling Business for The Rendering Industry”). Mr. Talley received his Bachelor of Science in Civil Engineering from the University of Wyoming.

Board Structure

Our Board of Directors currently has seven members. Each director is elected to serve for a term of one year until the next annual meeting of shareholders or until a successor is duly elected and qualified.

Any stockholder may submit a nomination for director by following the procedures outlined in our bylaws and in procedures to be adopted by our Nominating and Corporate Governance Committee and disclosed in our periodic reports. All director candidates shall, at a minimum, possess the qualifications for director outlined in the charter for the Nominating and Corporate Governance Committee and as announced by such committee from time to time. Each notice must set forth (1) the name and mailing address of such stockholder, (2) the number of shares beneficially owned by such stockholder, (3) the name, age, business address and residence address of each candidate, (4) the number of shares of common stock, if any, beneficially owned by each candidate, and (5) all other information relating to such person that is required to be disclosed in the solicitations for proxies for election of directors under the rules and regulations of the SEC Rules and the listing standards of the American Stock Exchange. The Nominating and Corporate Governance Committee will consider any such candidates on the same basis as candidates identified through other means and may request additional information to assist in the evaluation of the candidacy of such person. See Item 14—Audit Committee for additional information regarding our Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Executive officers, directors and shareholders beneficially owning more than 10% of outstanding shares are required by Securities and

Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon review of the copies of such reports furnished to us during the year ended October 31, 2006 and on written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and shareholders beneficially owning more than 10% of our outstanding shares were complied with during the fiscal year ended October 31, 2006, with the exceptions that Mr. White incorrectly reported the end of period holdings on a Form 3 and Form 4 to reflect open market purchases made prior to his being appointed as a director, Mr. Rainey did not timely file a Form 3 in connection with his appointment as a director, Mr. Hern did not timely file a Form 5 to reflect certain gifts of shares of common stock made prior to October 31, 2006 and Mr. McGraw did not timely file a Form 5 to reflect certain gifts of shares of common stock made prior to October 31, 2006. In each case, the individual filed a late or amended filing to correct the applicable deficiency.

Code of Ethics

We have adopted a code of ethics for our principal executive officer and our principal financial and accounting officer. Such code of ethics is represented by our Code of Ethics and Business Conduct, which is applicable to all of our employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Ethics and Business Conduct has been filed as an exhibit to this report and is also available on our Internet website at http://www.novabiosource.com under the “Management Team” tab. We may satisfy the disclosure obligations under Item 5.05 of Form 8-K regarding amendments to or waivers from our Code of Ethics and Business Conduct by posting such information on our Internet website.

ITEM 10.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the summary information of compensation paid to our Chief Executive Officer and the other named executive officers.

		Annual Compensation			Long Term Compensation(1) Awards
				Other		Securities
Name and Principal Position(2)	Year	Salary	Bonus	Annual Compensation	Restricted Stock Awards	Underlying Options/ SARs (#)
Kenneth T. Hern Chairman and Chief Executive Officer	2006	$47,500	—	—	—	—
J.D. McGraw President	2006	$87,500	—	—	—	—

(1)          We do not currently have a long-term incentive plan and no other compensation was paid to the Chief Executive Officer or any of the named executive officers. Accordingly, the columns regarding LTIP Payouts and All Other Compensation have been omitted. We expect to provide our executive officers with insurance and other employee benefits as generally available to other employees. In accordance with our expense policies, advances and/or reimbursements have been and will be paid to executive officers and other employees for travel, meals and other expenses incurred on behalf of the Company.

(2)          Messrs. Hern and McGraw became executive officers in April 2006 following the share exchange between Biosource America and Nova Oil. Therefore, for each of these executive officers, compensation only for fiscal year 2006 is reported and includes compensation paid by Biosource America prior to the share exchange. No other executive officer received total salary and bonus in excess of $100,000 in the last fiscal year. Prior to the share exchange, the officers of Nova Oil received no compensation although during the year ended December 31, 2005, Nova Oil issued as compensation an aggregate of 900,000 shares of common stock (1,350,000 shares following the three-for-two stock split made on April 24, 2006) to its executive officers and an advisor.

Option Grants

We made no grants of stock options during the last completed fiscal year to any of the named executive officers. See “—Employment, Termination of Employment and Change in Control Agreements” below for a description of stock option grants made to other executive officers.

Option Exercises and Option Values

No executive officer exercised any options in the last fiscal year.

Long Term Incentive Plan Awards

We made no awards under any long term incentive plan during the last completed fiscal year to any of the named executive officers.

Director Compensation

On July 31, 2006, our Board of Directors adopted the Nova Director Compensation Program (the “Director Compensation Program”) to provide compensation to the non-employee directors of the Company for their service on the Board and its committees. Under the Director Compensation Program, non-employee directors will receive an annual retainer of $30,000 and committee chairs will receive a supplemental annual retainer of $10,000. Directors may elect to receive their retainers in the form of a stock bonus under the Company’s 2006 Equity Incentive Plan. In addition, the Director Compensation

Program provides for each director to receive an initial award of 10,000 shares of restricted stock under the 2006 Equity Incentive Plan and annual grants of restricted stock with a fair market value of $30,000 each year thereafter. Directors also receive a meeting fee of $1,500 per day for meetings attended in person and $500 for each meeting attended by telephone. A copy of the Director Compensation Program was filed as Exhibit 99.1 to our Current Report on Form 8-K dated July 31, 2006 and filed with the SEC on August 4, 2006 and is incorporated by reference.

The Board also approved retroactive compensation under the Director Compensation Program of $15,500 and $6,500 to Paul Fredericks and Bruce Cox, respectively, for their service on the Board since April 1, 2006. Directors Lewis W. Powers, Robert White and C. Robert Black also each received payments for their service on the Board in the month of July. A summary of such retroactive director compensation was filed as Exhibit 99.4 to our Current Report on Form 8-K dated July 31, 2006 and filed with the SEC on August 4, 2006 and is incorporated by reference.

Employment, Termination of Employment and Change in Control Agreements

We have no employment, termination of employment or change in control agreements with our named executive officers and, other than as set forth below, any of our other executive officers.

On or about May 1, 2006, we entered into an employment agreement with Richard Talley, the President of Biosource America, our engineering and construction subsidiary. Mr. Talley’s employment agreement has a term of two years and provides for an annual salary of $85,000, which was increased to $125,000 on July 31, 2006. In the event that Mr. Talley is terminated without cause prior to the expiration of the employment agreement, the Company shall pay Mr. Talley the per diem rate of the base salary multiplied by the number of calendar days between the date of termination and the expiration date of the employment agreement. On April 24 and 28, 2006, under our 2006 Equity Incentive Plan, the Compensation Committee granted an aggregate 1,982,205 non-qualified stock options to purchase shares of our common stock to Mr. Talley at exercise prices of $3.04 and $3.88 per share, the fair market value of the common stock on the dates of grant as determined by the Board pursuant to the plan. The options granted expire ten years from the date of grant. 982,205 of the options will vest immediately upon approval of the plan by our shareholders and the remaining 1,000,000 options will vest upon the later of achievement of certain performance conditions or approval of the plan by our shareholders.

On June 13, 2006, we entered into an employment agreement with Russell D. Sammons, our Vice President of Operations. Mr. Sammons’ employment agreement has a term of two years and provides for an annual salary of $100,000, which was increased to $125,000 on July 31, 2006. In the event that Mr. Sammons is terminated without cause prior to the expiration of the employment agreement, the Company shall pay Mr. Sammons the per diem rate of the base salary multiplied by the number of calendar days between the date of termination and the expiration date of the employment agreement. Also pursuant to the employment agreement and under our 2006 Equity Incentive Plan, the Board granted 300,000 non-qualified stock options to purchase shares of our common stock to Mr. Sammons at an exercise price of $2.62 per share, the fair market value of the common stock on the date of grant as determined by the Board pursuant to the plan. The options granted expire ten years from the date of grant and vest monthly in equal installments over a three year period.

On June 17, 2006, we entered into an employment agreement for Leon van Kraayenburg, our Vice President of Finance. Mr. van Kraayenburg’s employment agreement has a term of three years and provides for an annual salary of $100,000, which was increased to $125,000 on July 31, 2006. In the event that Mr. van Kraayenburg is terminated without cause prior to the expiration of the employment agreement, the Company shall pay Mr. van Kraayenburg the per diem rate of the base salary multiplied by the number of calendar days between the date of termination and the expiration date of the employment agreement. Also pursuant to the employment agreement and under our 2006 Equity Incentive Plan, the

Board granted 500,000 non-qualified stock options to purchase shares of our common stock to Mr. van Kraayenburg at an exercise price of $2.62 per share, the fair market value of the common stock on the date of grant as determined by the Board pursuant to the plan. The options granted expire ten years from the date of grant and 250,000 of such options vest immediately, with the remainder vesting monthly in equal installments over a two year period but will accelerate and vest immediately upon the termination of his employment for any reason.

On August 31, 2006, we appointed Lewis W. (Jody) Powers as our Chief Operating Officer and our Compensation Committee awarded him 1,000,000 shares of restricted stock. Under the terms of the restricted stock grant, these shares of restricted stock vest annually over a four year period so long as Mr. Powers remains in continuous service except that if he is terminated by the Company, with or without cause (other than on account of his resignation with or without good reason), the unvested portion of his restricted stock award will immediately accelerate and vest and will not be forfeited.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2006, for each person, other than our directors and officers, who is known by us to own beneficially five percent or more of our outstanding common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent(1)
Michael McGowan 1240 W. Greenough Dr. Missoula, MT 59802	13,500,000	12.27%
Ospraie Management, LLC(2) 320 Park Avenue, 27th Floor New York, New York 10022	9,720,032	8.66%
Wellington Management Company, LLP(3) 75 State Street Boston, Massachusetts 02109	9,515,350	8.48%

(1)          The percentages are calculated based on 109,998,693 shares outstanding on December 31, 2006. For each person, separately, its beneficial ownership percentage was calculated by including the number of warrants set forth in the applicable footnote in both the numerator and the denominator.

(2)          Ospraie Special Opportunities Master Holdings Ltd. is the record owner of 3,738,474 shares of common stock and warrants to acquire 1,121,542 shares of common stock. The Ospraie Portfolio Ltd. is the record owner of 3,738,474 shares of common stock and warrants to acquire 1,121,542 shares of common stock. Based solely upon information contained in the most recently filed Schedule 13G of Ospraie Management, LLC, filed with the SEC on December 29, 2006, reflecting beneficial ownership as of December 19, 2006, Ospraie Management, LLC, in its capacity as the investment manager to The Ospraie Portfolio Ltd., has the power to direct the investment activities of The Ospraie Portfolio Ltd., including decisions with respect to the disposition of the proceeds from the sale of common stock, and is the managing member of Ospraie Advisors, LLC and in that capacity directs its operations. Ospraie Holding I, L.P. is the managing member of the Ospraie Management, LLC and in that capacity directs its operations. Ospraie Management, Inc. is the general partner of Ospraie Holding I, L.P. and in that capacity directs its operations. Ospraie Advisors, L.P., in its capacity as the investment manager to Ospraie Special Opportunities Master Holdings Ltd., has the power to direct the investment activities of Ospraie Special Opportunities Master Holdings Ltd., including decisions with respect to the disposition of the proceeds from the sale of common stock. Ospraie Advisors, LLC is the general partner of Ospraie Advisors, L.P. and in that capacity directs its operations. Mr. Dwight Anderson is the president and sole shareholder of Ospraie Management, Inc. and in that capacity, directs its operations. Mr. John Duryea is a portfolio manager of Ospraie Advisors, L.P. and in that capacity has the power to direct the investment activities of Ospraie Special Opportunities Master Holdings Ltd. The shareholders of The Ospraie Portfolio Ltd. and Ospraie Special Opportunities Master Holdings Ltd. have the right to participate in the dividends from, or proceeds from the sale of, the shares of common stock held by The Ospraie Portfolio Ltd. and Ospraie Special Opportunities Master Holdings Ltd., respectively, in accordance with their ownership interests in The Ospraie Portfolio Ltd. and Ospraie Special Opportunities Master Holdings Ltd., respectively.

(3)          Wellington Management Company, LLP (“Wellington”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington, in such capacity, may be deemed to share beneficial ownership over the shares of common stock and warrants held by its client accounts.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2006, for the following: (1) each of our directors and executive officers who beneficially own such shares and (2) our directors and executive officers as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number(2)	Percent(3)
Kenneth T. Hern	14,740,000	13.40%
Lewis W. (Jody) Powers	2,011,070	1.82%
J.D. McGraw(4)	14,491,500	13.17%
C. Robert Black	59,328	*
James L. Rainey	0	*
John Reiland	15,025	*
Robert White	116,156	*
Leon van Kraayenburg	500,000	*
Dallas Neil	10,387,500	9.44%
Russell Sammons	66,672	*
Richard Talley	0	*
All directors and executive officers as a group (11 persons)	42,387,251	38.20%

*                    Represents beneficial ownership interests of less than one percent.

(1)          The business address for all directors and executive officers is The Riviana Building, 2777 Allen Parkway, Suite 860, Houston, Texas 77019.

(2)          Beneficial ownership includes the following shares that the directors and executive officers could acquire by exercising warrants or stock options on, or within 60 days after, December 31, 2006: Mr. Powers—322,903, Mr. Black—16,129, Mr. White—32,258, Mr. van Kraayenburg—500,000, Mr. Sammons—66,672. These warrants and options represent an aggregate of 937,962 shares.

(3)          The percentages are calculated based on 109,998,693 shares outstanding on December 31, 2006. For each person, separately, its beneficial ownership percentage was calculated by including the number of warrants and stock options set forth in footnote (2) in both the numerator and the denominator. For the group, the percentage was calculated by including the 937,962 warrants and stock options set forth in footnote (2) in both the numerator and the denominator.

(4)          These shares include 41,500 shares for which Mr. McGraw serves as custodian under the Uniform Transfers to Minors Act. Mr. McGraw disclaims any beneficial interest in these shares.

See Item 5 for information regarding the securities authorized for issuance under equity compensation plans.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nova Biosource Fuels has agreed to indemnify each of its directors and executive officers to provide them with the maximum indemnification allowed under its articles of incorporation and applicable law with respect to their positions as officers or directors of Nova Biosource Fuels and its subsidiaries. Nova Biosource Fuels also provides directors and officers insurance for the benefit of such directors and executives officers. Jeff McGraw, the son of our President, J.D. McGraw, is a project manager for the Company and is currently paid a salary of $70,000 per year. On November 1, 2006, the Compensation Committee awarded him and two other employees non-qualified stock options to acquire 25,000 shares of common stock at an exercise price of $2.53, the fair market value of such shares as calculated under the 2006 Equity Incentive Plan, with such options vesting quarterly over a two year period. The compensation earned by him is generally consistent with the compensation of other employees in similar positions.

ITEM 13.         EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements are identified in such Exhibit Index by the symbol “*”.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditors:

The following table shows information about fees paid by the Company and its subsidiaries to the Company’s independent registered public accounting firms, as approved by the Audit Committee. These fees consist of fees paid to Malone & Bailey, P.C. for the fiscal year ended October 31, 2006 and to deCoria, Maichel & Teague for the fiscal years ended December 31, 2005 and 2004.

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	Malone & Bailey	deCoria, Maichel &	deCoria, Maichel &
		Teague	Teague
Audit Fees:	$150,339	$15,875	$12,500
Audit-Related Fees(a):	$0	$1,496	$0
Tax Fees(b):	$0	$415	$428
All Other Fees:	$0	$0	$0

(a)           Audit-related fees are fees in respect of statutory audit work, registration statements, post-audit work and assistance regarding the application of accounting principles.

(b)          Tax fees are in respect of tax return preparation and consultation on tax matters for the company and its subsidiary.

Audit Committee

The Audit Committee currently consists of Mr. John Reiland, Chair, and Mr. James Rainey and Mr. C. Robert Black, all of whom have been determined by the Board of Directors to be independent directors within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934. In addition, each of Messrs. Reiland, Rainey and Black meet the independence requirements for audit committee membership under existing SEC rules. The Board of Directors has determined that each of Messrs. Reiland and Rainey is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-B of the Securities Exchange Act. The Audit Committee operates under a written charter adopted by the Board of Directors in August 2006 and operated under a previous written charter adopted by the Board of Directors in July 2003. The Audit Committee held two meetings during fiscal 2006. The primary purposes of the Audit Committee are to oversee on behalf of the Board of Directors the accounting and financial reporting processes of the Company and integrity of the Company’s financial statements, the audits of the Company’s financial statements and appointment, compensation, qualification, independence and performance of the Company’s independent registered public accounting firm, the Company’s compliance with legal and regulatory requirements and the Company’s internal audit function and internal control over financial reporting. The Audit Committee has sole authority and direct responsibility for the appointment, compensation, retention, termination, evaluation and oversight of the work of independent registered public accounting firm engaged by the Company for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for the Company. The Audit Committee has sole authority to pre-approve all audit, review, attest and permissible non-audit services to be provided to the Company or its subsidiaries by the independent registered public accounting firm. All services performed by the Company’s independent registered public accounting firm in the fiscal year ended October 31, 2006 were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(A) of Rule 2-01 of Regulation S-X and none were approved pursuant to paragraph (c)(7)(i)(C) of such rule. To the knowledge of the Company, all services performed by the Company’s independent registered public accounting firm to audit the Company’s financial statements for the most recent fiscal year were performed by full-time, permanent employees of such independent registered public accounting firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.
Dated: January 16, 2007	/s/ KENNETH T. HERN
Kenneth T. Hern
Chairman and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ KENNETH T. HERN	Chairman and Chief Executive Officer	January 16, 2007
Kenneth T. Hern	(Principal Executive Officer)
/s/ JODY POWERS	Chief Operating Officer and Director	January 16, 2007
Lewis W. (Jody) Powers
/s/ J.D. MCGRAW	President and Director	January 16, 2007
J.D. McGraw
/s/ LEON VAN KRAAYENBURG	Vice President-Finance, Secretary and	January 16, 2007
Leon van Kraayenburg	Treasurer (Principal Financial and Accounting
Officer)
/s/ C. ROBERT BLACK	Director	January 16, 2007
C. Robert Black
/s/ JAMES L. RAINEY	Director	January 16, 2007
James L. Rainey
/s/ JOHN S. REILAND	Director	January 16, 2007
John S. Reiland
/s/ ROBERT W. WHITE	Director	January 16, 2007
Robert W. White

EXHIBIT INDEX

Exhibit No.	Title
2.1

Share Exchange Agreement, dated March 30, 2006, among Nova Oil, Inc., Biosource America, Inc. and the shareholders of Biosource America, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).

2.2

Asset Purchase Agreement, dated February 7, 2007, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 2.2 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).

2.3

Omnibus Amendment to Asset Purchase Agreement and operative documents, dated as of April 28, 2006, among Biosource Fuels, LLC, the members and assignees of Biosource Fuels, LLC, Nova Oil, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 2.3 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

3.1†	Amended and Restated Articles of Incorporation of Nova Biosource Fuels, Inc. (composite as amended).
3.2†	Bylaws of Nova Biosource Fuels, Inc. (composite as amended).
4.1	See Exhibits 3.1 and 3.2
4.2†	Specimen common stock certificate.
4.3

Form of Warrant, dated as of July 6, 2006, between the Company and the holder thereof (incorporated by reference from Exhibit 10.8 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.4

Form of Warrant, dated as of July 10, 2006, between the Company and the holder thereof (incorporated by reference from Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.5

Form of Warrant, dated as of July 11, 2006, between the Company and the holder thereof (incorporated by reference from Exhibit 10.14 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.6

Form of Warrant, dated as of December 21, 2006, between the Company and the holder thereof (incorporated by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K dated December 19, 2006 and filed on December 20, 2006).

4.7

Form of Registration Rights Agreement, dated as of July 6, 2006, between the Company the purchasers party thereto (incorporated by reference from Exhibit 10.9 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.8

Form of Registration Rights Agreement, dated as of July 10, 2006, between the Company the purchasers party thereto (incorporated by reference from Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.9

Form of Registration Rights Agreement, dated as of July 11, 2006, between the Company the purchasers party thereto (incorporated by reference from Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.10

Form of Registration Rights Agreement, dated as of July 10, 2006, between the Company the purchasers party thereto (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K dated December 19, 2006 and filed on December 20, 2006).

10.1

Security Agreement, dated as of February 10, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).

10.2

Collateral Assignment, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).

10.3

Patent Security Agreement, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).

10.4

Registration Rights Agreement, dated as of February 7, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).

10.5

Confidentiality and Non-Competition Agreement, dated as of February 17, 2006, between Biosource America, Inc. and Resodyn Corporation (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).

10.6

Agreement, dated as of October 17, 2005, between Clinton County Bio Energy, LLC and Biosource America, Inc. (as assignee of Biosource Fuels, LLC) (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).

10.7

Agreement, dated as of December 28, 2005, between Anamax Energy Services, Inc. and Biosource America, Inc. (incorporated by reference from Exhibit 10.7 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).

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

10.11*

Nova Biosource Fuels, Inc. 2006 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.12*

Form of Non-Qualified Stock Option Agreement for 2006 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 15, 2006).

10.13*

Employment Agreement, dated as of May 1, 2006, between the Company and Richard H. Talley (incorporated by reference from Exhibit 10.13 of the Company’s Amended Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed on June 30, 2006).

10.14*

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

10.16*

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

10.23

Form of Securities Purchase Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.24

Form of Warrant Agreement, dated as of July 10, 2006, between the Company and the purchaser party thereto (incorporated by reference from Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.25

Form of Registration Rights Agreement, dated as of July 10, 2006, between the Company the purchasers party thereto (incorporated by reference from Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.26

Form of Securities Purchase Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.27

Form of Warrant Agreement, dated as of July 11, 2006, between the Company and the purchaser party thereto (incorporated by reference from Exhibit 10.14 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.28

Form of Registration Rights Agreement, dated as of July 11, 2006, between the Company the purchasers party thereto (incorporated by reference from Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.29

Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for the Seneca, Illinois plant (incorporated by reference from Exhibit 10.16 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.30

Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 2” (incorporated by reference from Exhibit 10.17 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.31

Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for “Plant 3” (incorporated by reference from Exhibit 10.18 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.32

Feedstock Agreement between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc., dated as of July 26, 2006 (incorporated by reference from Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.33

Biodiesel Sale and Purchase Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc. (incorporated by reference from Exhibit 10.20 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.34

Master Netting, Setoff, Credit and Security Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc. (incorporated by reference from Exhibit 10.21 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.35*	Nova Director Compensation Program (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).
10.36*

Form of Stock Bonus Agreement for Consultants and Advisors under the Company’s 2006 Equity Incentive Plan. (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006)

10.37*

Form of Restricted Stock Award Agreement for Non-Employee Directors under the Company’s 2006 Equity Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).

10.38*	Retroactive Non-Employee Director Compensation (incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).
10.39*†	Summary of Compensation of Executive Officers.
10.40†	Biodiesel Sale and Purchase Agreement, dated as of September 13, 2006, between Nova Biofuels Seneca, LLC and ConAgra Trade Group, Inc.

10.41†	Lease Agreement, dated October 18, 2006, between Nova Biofuels Oklahoma, LLC and Muskogee City-County Port Authority.
14.1†	Nova Biosource Fuels, Inc. Code of Ethics and Business Conduct
16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference from Exhibit 16.1 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed on April 3, 2006).
21.1†	Subsidiaries of Nova Biosource Fuels
23.1†	Consent of Malone & Bailey, P.C.
31.1†	Certifications of the Chief Executive Officer
31.2†	Certifications of the Chief Financial Officer
32.1†	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                    Filed herewith.

*                    Indicates a management contract or compensatory plan or arrangement.