Form 10QSB
period 2007-01-31
NOVA BIOSOURCE FUELS, INC.
filed 2007-03-19
CIK 1137469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-32531

Nova Biosource Fuels, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	91-2028450
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2777 Allen Parkway, Suite 860, Houston, Texas  77019

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

                                                                                                                                                                         Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 16, 2007
Common stock, $0.001 par value	109,998,692

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

Nova Biosource Fuels, Inc. and Subsidiaries

Index to Report

Presentation and Forward-Looking Statements

Part I- Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of January 31, 2007 (unaudited) and October 31, 2006

Consolidated Statements of Operations (unaudited) for the three months ended January 31, 2007 and for the Period from Inception (December 1, 2005) through January 31, 2006

Consolidated Statements of Cash Flows (unaudited) for the three months ended January 31, 2007 and for the Period from Inception (December 1, 2005) through January 31, 2006

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Part II- Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

i

Presentation

In this Quarterly Report on Form 10-QSB, the terms “Nova,” “the Company,” “we,” “our” and “us” refer to Nova Biosource Fuels, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis.  The term “Nova Biosource Fuels” refers to Nova Biosource Fuels, Inc. only, and not its subsidiaries.  The term “Nova Oil” refers to Nova Oil, Inc. prior to the share exchange with Biosource America, Inc. on March 31, 2006.  Nova Oil, Inc. changed its name to Nova Biosource Fuels, Inc. on September 12, 2006.

Forward-Looking Statements

This report contains forward-looking statements.  These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, future financial or business performance, plans, goals, strategies, intent, beliefs or current expectations.  Specifically, forward looking statements may include statements preceded by, followed by or that include the words: “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “project,” “forecast” and the like, or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).  Statements contemplating or making assumptions about actual or potential future sales, economic performance, financial condition, business prospects, revenue, income, market size, collaborations, and trends or operating results also constitute forward-looking statements.

Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements.  Some of the factors, risks and uncertainties that could cause actual results to differ include general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service, and other risks referenced from time to time in our SEC filings and those factors listed under “Item 2.  Management’s Discussion and Analysis or Plan of Operation—Risk Factors.”

You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.  You are urged to carefully review and consider the various disclosures that we make in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2007	October 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$52,241,000	$21,826,000
Prepaid expenses	14,000	112,000
Costs and estimated earnings in excess of billings on uncompleted contracts	1,803,000	1,803,000
Other current assets	52,000	52,000
Total current assets	54,110,000	23,793,000
Fixed assets
Land	3,650,000	—
Plant and equipment, net of accumulated depreciation of $149,000 and $118,000, respectively	957,000	988,000
Assets being developed for our own use	12,001,000	10,519,000
Total fixed assets	16,608,000	11,507,000
Intangible assets
Patent, net of accumulated amortization of $7,000 and $4,000, respectively	243,000	246,000
Intellectual property and proprietary technology	4,945,000	4,945,000
Total intangible assets	5,188,000	5,191,000

Total Assets	$75,906,000	$40,491,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,026,000	$4,658,000
Accrued expenses and other	3,808,000	4,134,000
Billings in excess of costs and estimated earnings on uncompleted contracts	4,983,000	11,941,000
Total current liabilities	10,817,000	20,733,000

Note payable	2,520,000	—
Minority interest	4,006,000	4,002,000
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 109,998,692 and 85,646,358 shares issued and outstanding, respectively	110,000	86,000
Additional paid-in capital	90,414,000	44,185,000
Accumulated deficit	(31,961,000)	(28,515,000)
Total stockholders’ equity	58,563,000	15,756,000

Total Liabilities and Stockholders’ Equity	$75,906,000	$40,491,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended January 31, 2007	Period from Inception (December 1, 2005) through January 31, 2006
	(Unaudited)	(Unaudited)
Revenues:
Contracting	$8,208,000	$—

Expenses:
Contracting	8,208,000	—
Selling, general and administrative	3,891,000	36,000
Total expenses	12,099,000	36,000

Loss from operations	(3,891,000)	(36,000)

Other income (expense):
Interest income	466,000	—
Interest expense	(17,000)	—

Minority interest in earnings of subsidiary	(4,000)	—

Net loss	$(3,446,000)	$(36,000)

Basic and diluted net loss per share	$(0.04)	$(0.02)

Weighted-average number of shares outstanding	96,234,329	1,956,618

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended January 31, 2007	Period from Inception (December 1, 2005) through January 31, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(3,446,000)	$(36,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,000	—
Minority interest in earnings of subsidiary	4,000	—
Compensation expense – employee stock options	2,394,000	—
Consulting and agents expense – consultant stock options	64,000	—
Changes in:
Prepaid expenses and other current assets	98,000	(50,000)
Accounts payable	(2,632,000)	—
Accrued expenses and other	(326,000)	32,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,958,000)	—

Net cash used in operating activities	(10,768,000)	(54,000)

Cash flows from investing activities
Purchase of land	(3,650,000)	—
Assets being developed for our own use	(1,482,000)	—

Net cash used in investing activities	(5,132,000)	—

Cash flows from financing activities
Proceeds from private placement of stock	47,000,000	350,000
Costs associated with sale of stock	(3,205,000)	—
Proceeds from note payable to purchase land	2,520,000	—

Net cash provided by financing activities	46,315,000	350,000

Net increase in cash and cash equivalents	30,415,000	296,000

Cash and cash equivalents
Beginning of period	21,826,000	—

End of period	$52,241,000	$296,000

Supplemental disclosures:
Cash paid for interest	$17,000	$—

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of January 31, 2007

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Nova Biosource Fuels, Inc. (“Nova”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all information and notes required by U. S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Nova’s Annual Report on Form 10-KSB for the period from inception (December 1, 2005) through October 31, 2006.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2—ORGANIZATION AND NATURE OF OPERATIONS

Nova is an energy company in the business of refining and marketing renewable diesel fuel products and related co-products.  Nova has developed technology for the production of biodiesel fuel from vegetable oils and animal fats, oils and greases.  It also designs and constructs facilities for the production of biodiesel fuels.

Nova’s initial focus has been to construct biodiesel refineries for third parties.  However, Nova is now transitioning to its intended primary business of constructing and operating refineries that it will own and operate to refine and market its own products. At January 31, 2007, Nova was constructing three biodiesel refineries for third parties (see Note 3) and three additional biodiesel refineries for its own use (see Note 4).  Each refinery will use Nova’s proprietary, patented process-technology, which enables the use of a broad range of feedstocks which include, in particular, the use of lower cost, non-vegetable based feedstocks.

NOTE 3—CONSTRUCTION CONTRACTS

At January 31, 2007, Nova was constructing biodiesel refineries for separate outside parties in three locations: Clinton County Bio Energy, LLC in Clinton County, Iowa; Anamax Energy Services, Inc. in DeForest, Wisconsin; and Scott Petroleum Corporation in Greenville, Mississippi.  Anamax Energy and Scott Petroleum accounted for 58% and 42% of contracting revenues, respectively, during the three months ended January 31, 2007.

The percentage of completion on construction contracts is estimated based on total costs incurred to date compared to estimated total costs at the outset of each contract.  At January 31, 2007, total amounts of construction contracts and the estimated percentage of completion are as follows:

Contract	Contract Amount	Percentage of Completion
Clinton Country Bio Energy, LLC	$5,924,000	98%
Anamax Energy Services, Inc.	17,426,000	71%
Scott Petroleum Corporation	12,500,000	49%
	$35,850,000

The backlog balance represents the amount of revenue Nova expects to realize from work to be performed on uncompleted contracts in progress at period end and from contractual agreements on which work has not begun.  Changes in contract backlog during the three months ended January 31, 2007 and the backlog at January 31, 2007 are as follows:

Backlog balance at November 1, 2006	$19,764,000
Less contract revenue earned during the period	(8,208,000)
Backlog balance at January 31, 2007	$11,556,000

At January 31, 2007, estimated remaining expenses to be recognized to complete the construction of the plants being built for third parties approximates $11,556,000.  Of that amount, approximately $7,648,000 is committed through purchase orders issued to sub-contractors and equipment vendors for delivery of goods and services after January 31, 2007.

Cumulative costs and estimated earnings (loss) on uncompleted contracts and related amounts billed at January 31, 2007 and October 31, 2006 are as follows:

	January 31, 2007	October 31, 2006
Costs incurred on uncompleted contracts, including estimated losses	$30,120,000	$21,912,000
Estimated losses on uncompleted contracts	(5,826,000)	(5,826,000)
Net costs to be billed on uncompleted contracts	24,294,000	16,086,000
Less billings to date	(27,474,000)	(26,224,000)
	$(3,180,000)	$(10,138,000)

Actual contract costs and estimated earnings may exceed billings to customers.  Similarly, contractually billed amounts may exceed actual costs and estimated earnings.  The net of those cumulative amounts above are reflected in the accompanying consolidated balance sheets at January 31, 2007 and October 31, 2006 under the following captions:

	January 31, 2007	October 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,803,000	$1,803,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,983,000)	(11,941,000)
	$(3,180,000)	$(10,138,000)

During the three months ended January 31, 2007, there was no change in estimated losses on contracts.  All estimated costs related to contract losses were recognized and recorded during the period from inception (December 1, 2005) through October 31, 2006.

NOTE 4— ASSETS BEING DEVELOPED FOR OUR OWN USE

Assets being developed for our own use consist of three biodiesel refinery plants, one of which started construction in early fiscal year 2007, with expected completion dates during early fiscal year 2008 through fiscal year 2009.  Total estimated costs to be incurred for construction of the three facilities are between $215,000,000 and $265,000,000.  At January 31, 2007, construction expenditures of $12,001,000 have been recognized and, in addition, approximately $11,746,000 was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after January 31, 2007.

NOTE 5—NOTE PAYABLE

On January 11, 2007, Nova Biofuels Seneca LLC (“Nova Seneca”), a subsidiary of Nova, completed the purchase of approximately 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for $3,650,000.  Nova Seneca paid $1,130,000 in cash and issued a note payable to a bank for the balance of $2,520,000.  Nova Seneca is building a 60,000,000 gallon per year capacity biodiesel refinery on the property.  The note payable bears interest at 8.25% and is secured by a mortgage on the land.  The loan provides for monthly interest-only payments for the first eighteen months followed by monthly principal and interest payments of $22,000 for the remaining eighteen months of the term.  A final principal payment is due at maturity on February 11, 2010.

The maturities of long-term debt at January 31, 2007 are as follows:

Year ending January 31:
2008	$—
2009	25,000
2010	54,000
2011	2,441,000
$2,520,000

NOTE 6—NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period.  For the three months ended January 31, 2007, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss.

	Three Months Ended January 31, 2007	Period from Inception (December 1, 2005) through January 31, 2006
Weighted-average shares used to compute basic and diluted net loss per common share:	96,234,329	1,956,618

Securities convertible into shares of common stock not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	5,811,491	—
Stock warrants related to private equity placements	15,525,845	—
Other stock warrants	104,250	—
	21,441,586	—

NOTE 7—INCOME TAXES

Nova did not incur any income tax expense during the three months ended January 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006 due to operating losses and the related increase in the valuation allowance.

Nova has recorded a valuation allowance for the full amount of the net deferred tax assets because management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future.  At January 31, 2007, Nova had net operating loss carryforwards for federal income tax purposes of approximately $11,285,000 that may be offset against future taxable income.  To the extent not used, the net operating loss carryforwards will expire in 2026 and 2027.

NOTE 8—PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS

On December 19, 2006, Nova issued and sold in a private placement to certain institutional and individual accredited investors units of securities consisting of a total of 24,352,334 shares of common stock and warrants to purchase up to 7,772,217 additional shares of common stock for aggregate gross proceeds of $47,000,000.  The purchase price was $1.93 per unit.  The warrants have a five-year term and an exercise price of $2.72 per share.  The relative fair value of the common stock was $33,474,000 and the relative fair value of the warrants was $13,526,000.

The fair value of the warrants granted with this private placement was computed using the Black-Sholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life is the actual remaining life of the warrants as of each year end, (3) expected volatility of 123%, and (4) zero expected dividends.

Nova filed a registration statement on Form S-3 on January 16, 2007 to register 32,124,551 shares of common stock, which included 7,772,217 shares of common stock that are issuable if the warrants are exercised.  The registration statement became effective on February 16, 2007.

In connection with the private placement, Nova paid the placement agents a fee of $3,055,000 and incurred other expenses of $150,000.  In addition, Nova issued to one of the placement agents warrants to purchase 466,519 shares of common stock. The warrants have a five-year term and an exercise price of $2.72 per share.

As a result of the issuance of securities in the private placement, the exercise price and number of shares obtainable pursuant to warrants issued to investors and the placement agent in connection with the July 2006 private placement of securities of Nova were adjusted according to the anti-dilution provisions described in the warrants.  The adjustments were based on a weighted-average difference between the purchase price of the securities issued in the private placement and the exercise price of the warrants as follows:

Original Exercise Price	Original Warrant Shares	Adjusted Exercise Price	Adjusted Warrant Shares
$2.60	1,088,062	$2.45	1,154,678
$2.54	5,335,756	$2.40	5,647,008
$2.40	69,916	$2.30	72,956
$2.34	396,603	$2.25	412,467

Nova considers the adjustments in warrants triggered by the anti-dilution clause to be an adjustment of the original relative fair values allocated to common stock and to warrants. Nova has not recorded a charge to operations for the application of the anti-dilution provisions described in the warrants.

NOTE 9—EQUITY INCENTIVE PLAN

Nova’s 2006 Equity Incentive Plan (“2006 Plan”) authorizes issuance of a maximum of 10,000,000 shares of common stock.  At January 31, 2007, Nova had 3,120,698 shares remaining for future awards under the 2006 Plan.  At January 31, 2007, 3,598,671 of the non-qualified stock options granted pursuant to the 2006 Plan were vested and exercisable.

Non-cash stock for services expense for employees and consultants was $2,394,000 and $64,000, respectively, for the three months ended January 31, 2007.  There were no non-cash stock compensation expenses for the period from inception (December 1, 2005) through January 31, 2006.

The fair value of the stock options granted during the three months ended January 31, 2007 was computed using the Black-Sholes option-pricing model.  Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (5.7%), (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility of 137%, and (4) zero expected dividends.

It is anticipated that unvested options for employees and consultants at January 31, 2007 will result in compensation expense being recognized during the remainder of the year ending October 31, 2007 and in future years as follows:

February 1, 2007 through October 31, 2007	$5,200,251
Year ending October 31, 2008	3,104,031
$8,304,282

NOTE 10—OPTIONS AND WARRANTS

The weighted-average exercise prices of outstanding options and warrants at January 31, 2007 are as follows:

	Number of Options and Warrants	Weighted-Average Exercise Price
Options under 2006 Equity Incentive Plan:
Outstanding at October 31, 2006	5,698,991	$3.00
Option grants	112,500	$2.47
Outstanding at January 31, 2007	5,811,491	$2.99

Exercisable at January 31, 2007	3,598,671	$3.13

Warrants:
Private placement, July 2006	6,890,337	$2.35
Other	104,250	$0.09
Anti-dilution provisions, July 2006 placement	396,772	$2.35
Private placement, December 2006 (including 466,519 warrants issued to placement agent)	8,238,736	$2.72
Outstanding at January 31, 2007	15,630,095

NOTE 11—CONTINGENCIES

In the normal course of business, Nova may become subject to lawsuits and other claims and proceedings.  These matters are subject to uncertainty and outcomes are not predictable with assurance.  Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Nova’s financial position, results of operations or liquidity.

NOTE 12—SUBSEQUENT EVENT

On March 7, 2007, a subsidiary of Nova entered into a biofuel tolling and off-take agreement with Scott Petroleum Corporation (“Scott”).  Under the Agreement, Nova has the right to purchase 50% of the production of Scott’s biodiesel refinery in Greenville, Mississippi at approximately the production cost, after paying an initial tolling fee of $2,500,000 plus a deferred tolling fee.  The deferred tolling fee is payable over time in connection with the off-take of production and will equal $2,700,000 plus incremental infrastructure costs incurred by Scott in connection with the construction of the refinery plus an interest charge of 7% per annum.  The Agreement has a ten year term that will begin on the first date on which the refinery begins producing sufficient volumes of biodiesel and glycerin to sell in commercial quantities.  Under the Agreement, Scott will also permit Nova to use its facilities for blending biodiesel purchased under the Agreement with petroleum-based diesel fuel and Nova will be entitled to any tax credits available for blending biodiesel and for selling the products that are purchased pursuant to the agreement.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

General

Our Business

We are an energy company that refines and markets standard biodiesel.  Our strategy is to profitably use our patented, proprietary biodiesel technology and become the industry leader in the production of biodiesel.  Biodiesel is a clean burning, biodegradable and renewable fuel made from a variety of feedstocks, such as vegetable oils and animal-derived fats, oils and greases.  Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel.  In addition, 100% biodiesel fuel, or B100, can be used in all compression-ignition (diesel) engines without modifications, which some end users use in environmentally sensitive areas and for large fleets of diesel powered vehicles.  In the U.S., the majority of the consumption will likely comprise a blend of 20% biodiesel and 80% petroleum diesel, or B20, although a B5 blend of 5% biodiesel and 95% petroleum diesel is also common in the U.S. and is the most common blend in Europe and Australia.  Currently, the key markets in the U.S. for biodiesel and biodiesel blends are diesel blending facilities and distributors, government fleets, mass transit vehicles, commercial fleets and marine fleets, as well as for general use in environmentally sensitive areas.

Our patented, proprietary technology enables us to refine biodiesel that meets and exceeds the industry’s product specifications and quality standards published by the American Society of Testing and Materials (ASTM).  We currently own and have operated a fully continuous flow biodiesel small-scale refinery in Butte, Montana that has a production capacity of 80,000 gallons of biodiesel per year.

We believe our technology can efficiently process over 25 different vegetable oils and animal derived fats, oils and greases with free fatty acid levels in excess of 20% and produce our two marketable products: ASTM D6751 standard biodiesel and technical grade glycerin.  We believe the ability to process a wide range of feedstocks gives us a significant cost advantage because many of these feedstocks are residual substances that have limited alternative uses.  Many of our competitors are limited to a more narrow range of feedstocks and, in many instances, their feedstock options are vegetable based with little or no ability to process lower cost animal-based feedstocks.

Our main competitive strength derives from the expertise, production process and plant technology developed by the engineers and staff we currently employ.  We intend to continue research and development into improvements in the Nova process and into the use of additional feedstocks for the production of biodiesel, such as jatropha and algae.

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

Completing Three Plants for Outside Parties

Our initial business focus has been to design and build biodiesel refineries for outside parties and we are in the process of completing our three construction obligations.  We are nearing completion of the first of the three, which is a full-scale refinery in Clinton County, Iowa.  The refinery is designed to produce 10,000,000 gallons of biodiesel per year.

We are also building two other full-scale production facilities that we designed for outside parties.  One of these is being built near DeForest, Wisconsin under an agreement with Anamax Energy Services, Inc.  The contract provides for the design and construction of a facility with a production capacity of 20,000,000 gallons per year along with an adjacent tank farm.  The targeted completion date is the middle or late summer of 2007.  The third and last plant being built for outside parties is located in Greenville, Mississippi.  The agreement with Scott Petroleum Corporation provides for the design and construction of a facility with a production capacity of 20,000,000 gallons per year.  The targeted completion date is the late summer or early fall of 2007.  We have an agreement for the right to receive 50% of this facility’s production at approximately the production cost after paying an initial tolling fee of $2,500,000 plus a deferred tolling fee.  The deferred tolling fee is payable over time in connection with the off-take of production and will equal $2,700,000 plus incremental infrastructure costs (which may approximate $1,500,000) incurred by Scott in connection with the construction of the facility plus an annual interest charge of 7% per year.  There can be no assurances that the construction and completion of these plants will not be delayed.

Building Plants that Nova Will Own and Operate

Our newer and longer-term business focus is to transition to building and profitably operating our own biodiesel refineries.  We are currently in the process of building three biodiesel refineries for our own use.  We purchased a site in

Seneca, Illinois and leased another site in Muskogee, Oklahoma for two of these facilities.  We have started the engineering and permitting processes and, pursuant to purchase orders we submitted, our sub-contractors and equipment vendors have started the procurement and fabrication of certain long-lead time items for the three refineries.  We are evaluating potential sites for additional refineries.

Corporate History

Nova Biosource Fuels was originally incorporated under the name Nova Oil, Inc. on February 25, 2000 under the laws of the State of Nevada and was organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing steady cash flows from operations.  As of October 19, 2005, Nova Oil completed the sale of all of its oil and gas well interests and, as a result, became a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, because it ceased operations and shifted its primary activity to seeking merger or acquisition candidates with whom it could either merge or acquire.

Our engineering and construction subsidiary, Biosource America, Inc. (“Biosource America”), was incorporated in Texas on December 1, 2005, and as we explain below, the date that we use as our date of inception for accounting purposes.  On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, LLC (an independent and non-affiliated company), which had been in the business of engineering, construction and licensing of processes and technologies for the refining of biodiesel and other co-products from vegetable oils and animal-derived fats, oils and greases.

On March 31, 2006, Nova Oil completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock in exchange for all of the shares of common stock of Biosource America.  As a result of the share exchange, Biosource America became Nova Oil’s subsidiary.  A change of control of Nova Oil occurred because the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of Nova Oil’s common stock.  At that point, Nova Oil ceased being a “shell company.”  An additional 23,462,523 shares of common stock were issued on April 24, 2006 as a result of a three for two forward stock split for all shares of common stock issued and outstanding.

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

We are a “small business issuer” as defined by Rule 12b-2 of the Securities Exchange Act.  We, as recapitalized, have not had revenue or public float above $25,000,000 at the end of two consecutive fiscal years.  In accordance with Item 303 of Regulation S-B, we are providing a plan of operations and description of any off-balance sheet arrangements.  We also include a discussion and analysis of our liquidity and capital resources as of January 31, 2007 and of our results of operations for the three months ended January 31, 2007 and for the period from inception (December 1, 2005) through January 31, 2006.

PLAN OF OPERATIONS

Current Plan of Operations

We are currently completing the construction of three biodiesel refineries for the account of others.  As a result, our results of operations and financial condition reflect, and for approximately the next nine months will generally reflect, that of a biodiesel refinery engineering and construction company.  Thereafter, if we are successful in implementing our current business strategy of building additional refineries for our own account and entering into joint ventures with third parties for a portion of the production of other biodiesel refineries, our results of operations are anticipated to reflect that of a biodiesel refiner and marketer.  Accordingly, the results of operations and cash flows for the three months ended January 31, 2007 and the fiscal period ended October 31, 2006 are not anticipated to be indicative of the results of operations and cash flows for future periods.

Execution of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned expenditure requirements.  We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the remainder of fiscal year 2007.  As a result, we are in the process of seeking additional equity and debt funding.

Our current plan for growth during the remainder of fiscal year 2007 will depend on our ability to successfully execute our financial plan to raise capital and arrange for financing sufficient to accomplish the following integrated strategy:

•       We must obtain debt and equity financing necessary to implement and execute our business plan.

•       We must complete the three existing agreements for designing and building biodiesel refineries for others and take measures to ensure these plants are operational at the contractually required levels of capacity and quality.

•       We intend to move forward promptly with the design and construction of three additional biodiesel plants for our own account, and to secure adequate financing for construction and initial operation of these plants.

•       We must secure additional financing of $25,000,000 to $30,000,000 to complete our first biodiesel refinery being built for our own account, general and administrative expenses, and for operating expenses we expect to incur during fiscal 2007 for that plant.  The financing may consist of debt, common or preferred equity, project financing or a combination of these financing techniques.  We anticipate that a 60,000,000 gallon per year biodiesel refinery will cost approximately $60,000,000 to $70,000,000 to build, exclusive of any land acquisition costs, the costs of related or ancillary infrastructure and working capital costs.  However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost overruns.

•       We intend to seek to arrange long-term contracts for the supply of low cost feedstock for our own biodiesel plants, such as the agreements reached with Lipid Logistics, LLC with respect to the Seneca facility and ConAgra Trade Group with respect to the Muskogee facility.

•       We intend to enter into contracts for the sale of the biodiesel fuel produced from these plants, such as the agreements reached with ConAgra Trade Group with respect to the biodiesel refineries to be built in Seneca and Muskogee.

•       We intend to seek out business or joint venture partners who are strategically situated to help us with respect to the engineering, construction and operation of biodiesel plants for our mutual benefit.  An example of such a strategic partner might be a supplier of feedstock who can also provide the debt, equity or other project financing capital necessary for the joint venture’s construction and operation of a biodiesel plant.

Our corporate offices are located in Houston, Texas, and we have approximately 30 full-time equivalent employees in Houston, Texas and Butte, Montana.  We have six officers in our Houston office.  Six of our employees are responsible for our administrative or accounting functions.

Plan of Operations for Fiscal Year 2008

As we execute our current plan of operations, we intend to implement a business plan for the second half of fiscal year 2007 and fiscal year 2008 that includes:

•       Seeking out opportunities domestically to increase biodiesel refinery production capacity and cash flow through the construction and operation of domestic biodiesel plants for our own account and through joint ventures.

•       Entering into long-term feedstock supply contracts in order to supply our own refineries with the feedstock needed to use our biodiesel refinery capacity.

•       Continuing our efforts to find committed buyers for our biodiesel product.  Our initial buyers will likely consist of diesel blending facilities and wholesale distribution channels for further distribution into fleet and retail biodiesel and biodiesel blend markets.  We believe that governmental, market and environmental incentives will increase the fleet and retail biodiesel and biodiesel blend markets.  Heavy trucks represent an opportunity for immediate biodiesel sales, either directly to fleets or through diesel blending facilities and wholesale distribution channels, due to increased government regulations on emissions, established distribution channels and the lack of U.S. biodiesel production.

For example, the U.S. armed forces are currently the nation’s single largest consumer of diesel fuel.  We believe there is a current opportunity to provide fuel to the military’s existing vehicles, as well as future opportunities when it is expected that new government regulations will require that a high percentage of new Department of Defense vehicles use alternative fuel. The United States Post Office and other government agencies, such as the National Parks Service, are expected to become large consumers of biodiesel blends in their vehicles.  In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

•       Continuing to develop and refine our technology to improve efficiency and reliability of our proprietary process technology.  To that end, we intend to expand the number of feedstocks commercially viable for producing biodiesel and may conduct additional research and development activities on our current technology.

•       Seeking qualified, experienced and effective professionals to enhance our management team.  Qualified refinery operators, technicians, managers and engineers are in short supply; however, we believe that we will be in a position to offer attractive professional opportunities for these individuals.  Each biodiesel refinery is expected to require approximately 20 full-time employees to operate.  Consequently, if we are successful in bringing on-line three or more biodiesel refineries in fiscal years 2008 and 2009, we would need to hire approximately sixty to eighty additional full-time employees to operate our facilities.

•       Seeking out business or joint venture partners domestically as well as in foreign markets that can provide us strategic benefits in terms of long-term feedstock supply contracts, long-term commitments to buy biodiesel and capital commitments necessary to engineer, construct and operate biodiesel plants domestically and internationally.  Foreign opportunities likely would include joint venture partners for the construction and operation of biodiesel refineries in the U.K. and Europe.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash

As of January 31, 2007, we had a cash balance of $52,241,000, up from a cash balance of $21,826,000 at October 31, 2006.  The net increase in cash during the three months ended January 31, 2007 was $30,415,000.  The increase primarily resulted from sale of common stock in December 2006 discussed below and in Note 8 to the consolidated financial statements.

Cash Flows from Operating Activities

For the three months ended January 31, 2007, cash used in operations was $10,768,000.  The primary net use of cash in operations was spent on construction of refineries for outside parties.  Cash used for general corporate operating purposes was approximately $800,000 for the quarter.  During the next two quarters, we expect to use approximately $6,600,000 of net operating cash to complete the three refineries being built for outside parties.

Cash used for start-up activities during the period from inception (December 1, 2005) through January 31, 2006 was $54,000.

Cash Flows from Investing Activities

Current Activity

On January 11, 2007, we acquired 54 acres of land for our Seneca refinery for $3,650,000.  We made a cash down payment of $1,130,000 and issued a promissory note payable to a bank for $2,520,000.  During the quarter, we also spent an additional $1,482,000 for equipment and construction costs at our plant sites, primarily our first facility that we will own and operate and which is under construction in Seneca, Illinois.

There was no investing activity in the prior year period from inception (December 1, 2005) through January 31, 2006.

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for outside parties, construction commitments for plants being built for our own use, amounts borrowed through issuance of notes and obligations under our operating lease agreements.

Contractual obligations at January 31, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	More Than 1 Year	Total

Construction commitments for plants being built for outside parties	$7,648,000	$—	$7,648,000
Construction commitments for plants being built for our own use	11,746,000	—	11,746,000
Note payable	—	2,520,000	2,520,000
Operating lease obligations	118,000	612,000	730,000
	$19,512,000	$3,132,000	$22,644,000

In connection with a plant being built for our own use, Nova Seneca, our subsidiary, agreed to buy 100% of the feedstock requirements for the Seneca biodiesel plant refinery from Lipid Logistics at a benchmark price that will be adjusted according to the market price of the feedstock for a ten-year period.  Additionally, Nova Seneca will pay a service fee of one-quarter cent for every pound of feedstock purchased and Nova Seneca agreed to purchase, and Lipid agreed to supply, a minimum of 25,000,000 gallons of feedstock per year from Lipid commencing on the date of initial production of biodiesel at the plant.  If Nova Seneca does not commence biodiesel production at the Seneca facility by May 1, 2008, then both parties will have the right to terminate the agreement upon fifteen days prior notice to the other party.

Planned Activity

The costs to build the first three refineries that we will own and operate are estimated to be between $215,000,000 and $265,000,000, including land acquisition costs, costs of related or ancillary infrastructure and working capital costs and will have an estimated production capacity of between 180,000,000 and 220,000,000 gallons per year.  The projects are scheduled to begin construction in early 2007 and have estimated completion dates during early fiscal year 2008 through fiscal year 2009.  At January 31, 2007, we have recorded cumulative construction expenditures of approximately $12,001,000, and we are committed to approximately $11,746,000 of additional costs through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after January 31, 2007.

During the remainder of fiscal year 2007, we expect to make additional capital expenditures for these plants of approximately $56,000,000, which includes the contractual obligation costs at January 31, 2007 discussed above for plants being built for our own use.

Cash Flows from Financing Activities

On December 19, 2006, we raised a net amount of $43,795,000 from a sale of equity securities.  We issued and sold in a private placement to certain institutional and individual accredited investors units of securities consisting of a total of 24,352,334 shares of common stock and warrants to purchase up to 7,772,217 additional shares of common stock for aggregate gross proceeds of $47,000,000.  The purchase price for the securities was $1.93 per unit and the warrants have a five-year term and an exercise price of $2.72 per share.

In connection with the private placement, we paid the placement agents a fee of $3,055,000 and incurred other expenses of $150,000.  In addition, we issued to one of the placement agents warrants to purchase up to 466,519 shares of common stock with a five-year term at an exercise price of $2.72 per share.

We will use the funds generated from the private placement made during the quarter for completing the three plants under construction for third parties, for initial costs of building the first three plants that we will own and operate, and for general operations.

We will need to enter into additional equity and debt financing arrangements to meet our projected financial needs for operations and completing the construction of the biodiesel refineries that we will own and operate.  The financing may consist of debt, common or preferred equity, project financing or a combination of these financing techniques.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three Months Ended January 31, 2007 and for the Period from Inception (December 1, 2005) through January 31, 2006

Contracting revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs at the outset of each contract.  During the three months ended January 31, 2007, there was no change in estimated losses on contracts.  All estimated contract losses were recognized and recorded during the period from inception (December 1, 2005) through October 31, 2006.  There were no contracting revenues or contracting expenses during our start-up phase during the period ended January 31, 2006.

We earned contracting revenues of $8,208,000 for the three months ended January 31, 2007 and incurred contracting expenses on contracts in progress of $8,208,000 for the same period.  Essentially, our contracting services for the three months ended January 31, 2007 broke even.  Similarly, we expect to complete our contracts for three outside parties on a breakeven basis.

Total selling, general and administrative expenses of $3,891,000 were incurred during the three months ended January 31, 2007.  Included in this amount are non-cash share based compensation expense of $2,394,000 for options and warrants granted to certain key employees and $64,000 for options granted to certain key consultants under our 2006 Equity Incentive Plan.  Selling, general and administrative expenses were $36,000 during our start-up phase during the period ended January 31, 2006.

The 2006 Equity Incentive Plan (“2006 Plan”) provides for equity incentives to be granted to employees, officers or directors, or key advisers or consultants.  Equity incentives granted under the 2006 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing.  The Compensation Committee of the Board of Directors administers the 2006 Plan and a maximum of 10,000,000 shares of common stock were originally authorized for issuance under the 2006 Plan.  As of January 31, 2007, we had approximately 3,120,698 shares remaining for future awards under the 2006 Plan.

Interest income was $466,000 during the three months ended January 31, 2007.  There was no interest income during our start-up phase during the period ended January 31, 2006.  Our net loss was $3,446,000 or $0.04 per common share for the three months ended January 31, 2007.  Our net loss was $36,000 or $0.02 per common share for the period from inception (December 1, 2005) through January 31, 2006.

CRITICAL ACCOUNTING POLICIES

Impairment of Long-Lived Assets

General

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

Intangible assets acquired in connection with the acquisition of Biosource Fuels, LLC include intellectual property and proprietary technology related to the processes developed by the acquired entity with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases.  The value of intellectual property and proprietary technologies and accordingly the life of the intangible assets are dependent on such factors as the cost of different sources of energy, the cost of feedstocks and other processing costs for the subject technology as well as other economic factors.  We have assessed these factors and determined that these intangible assets have an indefinite life.  However, in accordance with SFAS No. 142 and SFAS No. 144 these assets will be evaluated periodically for impairment and at least on an annual basis in future periods.

The amount of any impairment considered necessary would be determined by comparing the net book value of the assets in the applicable line of business to fair value determined by using methods such as the present-value of estimated future cash flows, market value or other valuation methodologies appropriate at the time, depending on the stage of development of the line of business and Nova’s intentions as to the use of the assets at the time an impairment adjustment were considered necessary.

Patent

Intangible assets with definite lives are subject to amortization.  At January 31, 2007, such intangible assets consist of a purchased patent which is being amortized on a straight-line basis over the patent life of 17 years.  Intangible assets are tested for impairment if conditions exist that indicate the net carrying value may not be recoverable.  These conditions may include an economic downturn, regulations relating to alternative fuels, or a change in the assessment of future operations.

Intellectual Property

Intangible assets with indefinite lives are not subject to amortization.  At January 31, 2007, such intangible assets consist of intellectual property and proprietary technology.  Tests for impairment are performed at least annually or more frequently if events or circumstances indicate that the asset might be impaired.  Impairment tests include a comparison of estimated undiscounted cash flows associated with the asset to the asset’s carrying amount.  If the fair value is less than the carrying value of the asset, an impairment charge is recorded to reduce the value of the asset to fair value.

Business Combinations

We allocate the purchase price of acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the time of acquisition.  We engage independent third-party appraisal firms to assist us in determining the fair value of assets acquired and liabilities assumed.  This valuation requires significant estimates and judgments, especially with respect to long-lived and intangible assets.

Revenue Recognition

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs of each contract at completion.  This method is used because we consider total costs to be the best available measure of progress on the contracts.  Contract costs include all direct material, labor cost and indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time.  Selling, general and administrative costs are charged to expense as incurred.

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

Share Based Compensation Expense

We issue all share-based payments, including grants of employee stock options, using a fair-value based method.  We use the Black-Sholes model, a standard option-pricing model, to measure the fair value of stock options granted.  Determining the appropriate fair value model and calculating the value of share-based awards, which includes estimates of stock-price volatility and expected lives, requires judgment.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect that adoption of recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

RISK FACTORS

You should carefully consider the risks and uncertainties described below and all of the information included in this Quarterly Report before making any investment decision regarding our securities.  Additional unknown risks may also impair our financial performance and business operations.  Our business, financial condition, results of operation or cash flow may be materially and adversely affected by the nature and impact of these risks.  In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

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

We are currently in an early stage of our current business plan and, in addition to the land purchased to build our Seneca refinery and the lease for the Muskogee refinery; we have only three agreements for the engineering and construction of biodiesel refineries. Our limited operating history makes it difficult for potential investors to evaluate our business.  Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our common stock in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies.  Despite best efforts, we may never overcome these obstacles to achieve financial success.

Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for the provision of necessary feedstock sources and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us.  There can be no assurance that our efforts will be successful or result in revenue or profit.  There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

Unanticipated problems or delays in building biodiesel refineries to the proper specifications may harm our business and viability.

Our initial cash flow depends on our ability to timely design, construct and complete our first three biodiesel refineries for the account of third parties.  In addition, our business strategy involves the design, construction and operation of biodiesel refineries for our own account.  If our engineering and construction operations are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback.  Because we are at the beginning stages of performing under the design-build agreements for the construction of twenty million gallon per year refineries for third parties, we are particularly vulnerable to events such as these.  Prolonged problems may threaten the commercial viability of these project completions.  Moreover, the occurrence of significant unforeseen conditions or events in connection with these contracts may require us to reexamine the thoroughness of our due diligence and planning processes.  Any change to our business model or management’s evaluation of the viability of these projects may adversely affect our business.

With respect to our biodiesel refinery construction contracts, we have entered into contracts with all of our subcontractors that are intended to mitigate any unanticipated increases in the cost of labor or materials for the construction of our biodiesel refinery construction projects.  However, we are still responsible for ensuring that these refineries operate according to specifications required by the contracts and if we cannot meet the specifications, whether due to design or construction defects of our subcontractors or due to problems implementing our technology, then we may incur additional costs in order to modify the refineries so that they meet the guaranteed contract specifications.  With respect to two of these design-build agreements, our potential liabilities are not limited prior to substantial completion and we are at risk for substantial cost overruns and potential payments for damages if we do not meet the guaranteed production specifications at the contractually specified times.

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

Biodiesel fuel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control.  World prices for biodiesel fuel have fluctuated widely in recent years.  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel refineries and on our general financial condition.  Price fluctuations for biodiesel fuel may also affect the investment market, and our ability to raise investor capital.  Although market prices for biodiesel fuel rose to near-record levels during 2005 and have remained near those levels since then, there is no assurance that these prices will remain at high levels.  Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and future results of operations.

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

We will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means.  There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all.  In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means.  Future financings through equity investments are likely, and these are likely to be dilutive to the existing shareholders, as we issue additional shares of common stock to investors in future financing transactions.  Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel industry, the fact that we are a new enterprise without a proven operating history, the location of our biodiesel refineries in the United States, instead of Europe or other regions where biodiesel is more widely accepted, and the price of biodiesel and oil on the commodities market.  Furthermore, if petroleum or biodiesel prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital.  Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

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

As of March 16, 2007, we had thirty full-time employees.  Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel.  We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business.  We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions.  Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market and other conditions.  No assurance can be given that our key personnel will continue their association or employment with us, or that replacement personnel with comparable skills will be found.  If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

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

The production of biodiesel is made significantly more competitive by federal and state tax incentives.  The federal excise tax incentive program for biodiesel was originally enacted as part of the American Jobs Creation Act of 2004, but is scheduled to expire on December 31, 2008.  This program provides fuel blenders, generally distributors, with a one-cent tax credit for each percentage point of vegetable oil derived biodiesel blended with petroleum diesel.  For example, distributors that blend soybean-derived biodiesel with petroleum diesel into a B20 blend would receive a twenty cent per gallon excise tax credit.  The program also provides blenders of recycled oils, such as yellow grease from restaurants, with a one-half cent tax credit for each percentage point of recycled oil derived biodiesel blended with petroleum diesel.  For example, distributors that blend recycled oil derived biodiesel with petroleum diesel into a B20 blend would receive a ten cent per gallon excise tax credit.

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

Intellectual property litigation is costly and time consuming, and there can be no assurance that we will have sufficient resources to pursue such litigation.  If we do not obtain a license under such third party intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market.  There can be no assurance that we have identified United States and foreign patents that pose a risk of infringement.

Competition may impair our success.

We face competition from other producers of biodiesel with respect to procuring feedstock, obtaining suitable properties for the construction of biodiesel refineries and selling biodiesel and related products.  Such competition could be intense thus driving up the cost of feedstock and driving down the price for our products.  Competition will likely increase as prices of energy in the commodities market, including petroleum and biodiesel, rise, as they have in recent years.  Additionally, new companies are constantly entering the market thus increasing the competition.

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

The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties, and may require us to incur costs to remedy such presence or discharge.  If we are unable to remediate such conditions economically or obtain reimbursement or indemnification from third parties, our financial condition and results of operations could be adversely affected.

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

Larger companies have the ability to manage their risk through diversification.  However, we lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we could potentially be affected more by factors affecting the biodiesel industry or the regions in which we operate than we would if our business were more diversified.

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

We may become responsible for costs associated with abandoning facilities that we use for production of biodiesel, which we anticipate will have a useful life of twenty years in the absence of a major overhaul.  Abandonment and reclamation of these facilities and the associated costs are often referred to as “decommissioning.”  We have not yet determined if we will establish a reserve account for these potential costs for any of our biodiesel refineries, or if we will be able to pay for the costs of decommissioning from the proceeds of future sales.  The use of other funds to pay for decommissioning costs could have a material adverse effect on our financial condition and future results of operations.

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

Although the precise timing is currently not known, it appears that our current President, believing that the press release had been disseminated the night before, may have advised three individuals about the press release after it was sent to Market Wire but prior to its public dissemination by Market Wire the morning of March 31, 2006.  Such officer has advised our board of directors that at the time he advised such individuals about the press release he believed that Market Wire had already disseminated it to the public.  He also advised our board of directors that each of the individuals to whom he had advised of the press release on the morning of March 31, 2006 have informed him that they purchased shares of our common stock.  In the course of our internal review, each of such individuals provided us with trade information or other documentation from their respective brokers.  It appears from such documentation that one and possibly two of these individuals purchased shares of common stock prior to the dissemination of the press release by Market Wire at 9:01 a.m. CST.

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

RISKS RELATED TO OUR SECURITIES

There is not a well-established trading market for our common stock.

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

These and other factors are largely beyond our control, and the impact of these risks, singly or taken together, may result in material adverse changes to the market price of the common stock and/or our results of operation and financial condition.

Shares of our common stock that cannot currently be traded without restriction may become eligible for trading in the future.

As of March 16, 2007, 109,998,692 shares of our common stock were issued and outstanding.  Of the shares outstanding as of such date, approximately 61,170,000  shares were “restricted securities” and were not eligible for trading.

However, the “restricted securities” shares may become eligible for trading in the future when registered for resale under the Securities Act of 1933 or so long as all the requirements of Rule 144 of the Securities Act are met.  No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock.  If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline.  The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants and options may be eligible for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock.  As of January 31, 2007, we had options and warrants outstanding that may be exercised at various times to acquire 21,441,586 shares, or approximately 16.3%, of our common stock on a fully diluted basis.  The future sale of these shares may adversely affect the market price of our common stock.  Shares issued upon exercise of our outstanding warrants and options will also cause immediate and substantial dilution to our existing shareholders.  In addition, as long as these warrants and options remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our system of internal controls over financial reporting during the quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not subject to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during this fiscal quarter that ended January 31, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of the Company (composite as amended) (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

3.2*	Bylaws of the Company (composite as amended).*

10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006).

10.2	Form of Registration Rights Agreement (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006).

10.3	Form of Warrant (incorporated by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006).

10.4*	Executive Services Agreement between the Company and Tatum, LLC dated December 29, 2006.

10.5*	Project Agreement between the Company and Tatum, LLC dated December 18, 2006.

10.6*	Summary of compensatory arrangements with certain executive officers.

10.7*	Commercial Loan Agreement, dated January 9, 2007, between Nova Biofuels Seneca, LLC and Centrue Bank.

10.8*	Promissory Note, dated January 9, 2007, between Nova Biofuels Seneca, LLC to Centrue Bank.

10.9*	Mortgage, dated January 9, 2007, between Nova Biofuels Seneca, LLC and Centrue Bank.

10.10*	Guaranty, dated January 9, 2007, between Nova Holding Seneca, LLC and Centrue Bank.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed with this report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.

March 19, 2007	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

March 19, 2007	/s/ David G. Gullickson
David G. Gullickson
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of the Company (composite as amended) (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

3.2*	Bylaws of the Company (composite as amended).*

10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006).

10.2	Form of Registration Rights Agreement (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006).

10.3	Form of Warrant (incorporated by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006).

10.4*	Executive Services Agreement between the Company and Tatum, LLC dated December 29, 2006.

10.5*	Project Agreement between the Company and Tatum, LLC dated December 18, 2006.

10.6*	Summary of compensatory arrangements with certain executive officers.

10.7*	Commercial Loan Agreement, dated January 9, 2007, between Nova Biofuels Seneca, LLC and Centrue Bank.

10.8*	Promissory Note, dated January 9, 2007, between Nova Biofuels Seneca, LLC to Centrue Bank.

10.9*	Mortgage, dated January 9, 2007, between Nova Biofuels Seneca, LLC and Centrue Bank.

10.10*	Guaranty, dated January 9, 2007, between Nova Holding Seneca, LLC and Centrue Bank.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed with this report.