Form 10QSB
period 2007-04-30
NOVA BIOSOURCE FUELS, INC.
filed 2007-06-14
CIK 1137469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the

filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 12, 2007
Common stock, $0.001 par value	109,998,692

Transitional Small Business Disclosure Format (check one):  Yes   ☐   No  ☒

Nova Biosource Fuels, Inc. and Subsidiaries

Index to Report

Presentation and Forward-Looking Statements

Part I- Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of April 30, 2007 and October 31, 2006 (unaudited)

Consolidated Statements of Operations for the three and six months ended April 30, 2007, the three months ended April 30, 2006 and for the Period from Inception (December 1, 2005) through April 30, 2006 (unaudited)

Consolidated Statements of Cash Flows for the six months ended April 30, 2007 and the Period from Inception (December 1, 2005) through April 30, 2006 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

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

Forward-Looking Statements

This report contains forward-looking statements.  These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, future financial or business performance, plans, goals, strategies, intent, beliefs or current expectations.  Specifically, forward looking statements may include statements preceded by, followed by or that include the words: “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “project,” “forecast” and the like, or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).  Statements contemplating or making assumptions about actual or potential future sales, economic performance, financial condition, business prospects, revenue, income, market size, refinery construction, testing, completion and production schedules, collaborations, and trends or operating results also constitute forward-looking statements.

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

The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.  You are urged to carefully review and consider the various disclosures that we make in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	April 30, 2007	October 31, 2006
Assets
Current assets
Cash and cash equivalents	$40,176,000	$21,826,000
Accounts receivable	271,000	—
Costs and estimated earnings in excess of billings on uncompleted contracts	3,842,000	1,803,000
Prepaid expenses	426,000	112,000
Other current assets	52,000	52,000
Total current assets	44,767,000	23,793,000
Fixed assets
Land	3,650,000	—
Plant and equipment, net of accumulated depreciation of $179,000 and $118,000, respectively	948,000	988,000
Assets being developed for our own use	23,017,000	10,519,000
Total fixed assets	27,615,000	11,507,000
Intangible assets
Patent, net of accumulated amortization of $11,000 and $4,000, respectively	239,000	246,000
Intellectual property and proprietary technology	4,945,000	4,945,000
Total intangible assets	5,184,000	5,191,000

Total Assets	$77,566,000	$40,491,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$8,205,000	$4,658,000
Accrued expenses and other	7,866,000	4,134,000
Billings in excess of costs and estimated earnings on uncompleted contracts	911,000	11,941,000
Total current liabilities	16,982,000	20,733,000

Note payable	2,520,000	—
Minority interest	4,008,000	4,002,000
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 109,998,692 and 85,646,358 shares issued and outstanding, respectively	110,000	86,000
Additional paid-in capital	92,590,000	44,185,000
Accumulated deficit	(38,644,000)	(28,515,000)
Total stockholders’ equity	54,056,000	15,756,000

Total Liabilities and Stockholders’ Equity	$77,566,000	$40,491,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

				Period from
				Inception
	Three Months Ended April 30,		Six Months Ended	(December 1, 2005) through
	2007	2006	April 30, 2007	April 30, 2006
Revenues:
Contracting	$7,914,000	$4,545,000	$16,122,000	$4,545,000

Expenses:
Contracting	11,250,000	4,446,000	19,458,000	4,446,000
Selling, general and administrative	3,971,000	1,536,000	7,862,000	1,572,000
Total expenses	15,221,000	5,982,000	27,320,000	6,018,000

Loss from operations	(7,307,000)	(1,437,000)	(11,198,000)	(1,473,000)

Other income (expense):
Interest income	626,000	—	1,092,000	—
Interest expense	—	(1,413,000)	(17,000)	(1,413,000)

Minority interest in earnings of subsidiary	(2,000)	—	(6,000)	—

Net loss	$(6,683,000)	$(2,850,000)	$(10,129,000)	$(2,886,000)

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.10)	$(0.04)

Weighted-average number of shares outstanding	109,998,692	70,417,803	103,136,985	70,405,278

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

		Period from
		Inception
	Six Months	(December 1,
	Ended	2005) through
	April 30, 2007	April 30, 2006
Cash flows from operating activities
Net loss	$(10,129,000)	$(2,886,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,000	59,000
Minority interest in earnings of subsidiary	6,000	—
Compensation expense – employee and director stock options	4,485,000	862,000
Consulting and agents expense – consultant stock options	148,000	—
Interest expense upon exchange of note for common stock	—	1,413,000
Changes in:
Accounts receivable	(271,000)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,039,000)	—
Prepaid expenses and other current assets	(314,000)	(318,000)
Accounts payable	3,547,000	1,137,000
Accrued expenses and other	3,732,000	198,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,030,000)	5,552,000
Net cash provided by (used in) operating activities	(11,797,000)	6,017,000

Cash flows from investing activities
Assets being developed for our own use	(12,498,000)	—
Purchase of land	(3,650,000)	—
Purchase of assets in business combination	—	(1,000,000)
Purchases of plant and equipment	(20,000)	(36,000)
Net cash used in investing activities	(16,168,000)	(1,036,000)

Cash flows from financing activities
Proceeds from private placement of stock	47,000,000	350,000
Costs associated with sale of stock	(3,205,000)	—
Proceeds from note payable to purchase land	2,520,000	—
Payments on note payable	—	(50,000)
Net cash provided by financing activities	46,315,000	300,000

Net increase in cash and cash equivalents	18,350,000	5,281,000

Cash and cash equivalents
Beginning of period	21,826,000	—

End of period	$40,176,000	$5,281,000

Non-cash financing and investing activities:
Purchase of fixed assets and intangible assets in exchange for note payable	$—	$5,000,000
Repayment of note payable in exchange for issuance of common stock	$—	$5,000,000
Purchase of patent in exchange for issuance of note payable	$—	$250,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of April 30, 2007

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Nova Biosource Fuels, Inc. (“Nova”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Nova’s Annual Report on Form 10-KSB for the period from inception (December 1, 2005) through October 31, 2006.

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

Nova is now transitioning to its intended primary business of constructing and operating refineries that it will own and operate to refine and market its own products.  However, Nova’s initial focus was to design and build three biodiesel refineries for outside parties.  At April 30 2007, Nova was constructing  two biodiesel refineries for outside parties (see Note 3) and three additional biodiesel refineries for its own use (see Note 4).  Each refinery will use Nova’s proprietary, patented process-technology, which enables the use of a broad range of feedstocks which include, in particular, the use of lower cost, non-vegetable based feedstocks.

NOTE 3—CONSTRUCTION CONTRACTS

At April 30, 2007, Nova was constructing biodiesel refineries for separate outside parties in two locations: Sanimax Energy Inc. (formerly Anamax Energy Services, Inc.) in DeForest, Wisconsin; and Scott Petroleum Corporation in Greenville, Mississippi. During the three months ended April 30, 2007, construction of a biodiesel refinery was completed for Clinton County Bio Energy, LLC in Clinton County, Iowa.  Sanimax Energy accounted for 62% and 60% and Scott Petroleum Corporation accounted for 38% and 40% of contracting revenues during the three and six months ended April 30, 2007, respectively.

The percentage of completion on construction contracts is estimated based on total costs incurred to date compared to estimated total costs at the outset of each contract.  At April 30, 2007, total amounts of construction contracts and the estimated percentage of completion are as follows:

	Contract	Percentage of
Contract	Amount	Completion
Clinton Country Bio Energy, LLC	$5,924,000	100%
Sanimax Energy Inc.	17,426,000	99%
Scott Petroleum Corporation	12,500,000	77%
	$35,850,000

The backlog balance represents the amount of revenue Nova expects to realize from work to be performed on uncompleted contracts in progress at period end.  Changes in contract backlog during the six months ended April 30, 2007 and the backlog at April 30, 2007 are as follows:

Backlog balance at November 1, 2006	$19,764,000
Less contract revenue earned during the period	(16,122,000)
Backlog balance at April 30, 2007	$3,642,000

At April 30, 2007, estimated remaining expenditures to complete the construction of the plants being built for third parties approximates $9,480,000.  Of that amount, approximately $6,195,000 is committed through purchase orders issued to sub-contractors and equipment vendors for delivery of goods and services after April 30, 2007.

Cumulative costs and estimated earnings (loss) on uncompleted contracts and related amounts billed at April 30, 2007 and October 31, 2006 are as follows:

	April 30, 2007	October 31, 2006
Costs incurred on uncompleted contracts, including estimated losses	$41,370,000	$21,912,000
Estimated losses on uncompleted contracts	(9,162,000)	(5,826,000)
Net costs to be billed on uncompleted contracts	32,208,000	16,086,000
Less billings to date	(29,277,000)	(26,224,000)
	$2,931,000	$(10,138,000)

Actual contract costs and estimated earnings may exceed billings to customers.  Similarly, contractually billed amounts may exceed actual costs and estimated earnings.  The net of those cumulative amounts above are reflected in the accompanying consolidated balance sheets at April 30, 2007 and October 31, 2006 under the following captions:

	April 30, 2007	October 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,842,000	$1,803,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(911,000)	(11,941,000)
	$2,931,000	$(10,138,000)

During the three months ended April 30, 2007, $3,336,000 of additional estimated losses on contracts were recognized.  Cumulative losses on all contracts are estimated to be $9,162,000.  Previously, estimated costs related to contract losses totaling $5,826,000 were recognized and recorded during the period from inception (December 1, 2005) through October 31, 2006.

NOTE 4— ASSETS BEING DEVELOPED FOR OUR OWN USE

Assets being developed for our own use consist of three biodiesel refinery plants, one of which started construction in early fiscal year 2007, with expected completion dates during early fiscal year 2008 through fiscal year 2009.  Total estimated costs to be incurred for construction of the three facilities are between $215,000,000 and $265,000,000.  At April 30, 2007, construction expenditures of $23,017,000 have been recognized and, in addition, approximately $17,139,000 was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after April 30, 2007.

NOTE 5—NOTE PAYABLE

On January 11, 2007, Nova Biofuels Seneca LLC (“Nova Seneca”), a subsidiary of Nova, completed the purchase of approximately 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for $3,650,000.  Nova Seneca paid $1,130,000 in cash and issued a note payable to a bank for the balance of $2,520,000.  Nova Seneca is building a biodiesel refinery on the property with a production capacity of 60,000,000 gallons per year.  The note payable bears interest at 8.25% per annum and is secured by a mortgage on the land.  The loan provides for monthly interest-only payments for the first eighteen months followed by monthly principal and interest payments of $22,000 for the remaining eighteen months of the term.  A final principal payment is due at maturity on February 11, 2010.

The maturities of long-term debt at April 30, 2007 are as follows:

Year ending April 30:
2008	$—
2009	38,000
2010	2,482,000
$2,520,000

Interest costs incurred on borrowed funds during the period of construction of capital assets is capitalized as a component of the costs of acquiring these assets. During the three and six months ended April 30, 2007, $49,000 of interest was capitalized.

Cash paid for interest during the six months ended April 30, 2007 was $17,000, net of amounts capitalized. There was no interest paid during the period from inception (December 1, 2005) through April 30, 2006.

NOTE 6—NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period.  For all periods presented, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss.

				Period from
				Inception
	Three Months Ended		Six Months	(December 1,
	April 30,		Ended	2005) through
	2007	2006	April 30 2007	April 30, 2006
Weighted-average shares used to compute basic and diluted net loss per common share	109,998,692	70,417,803	103,136,985	70,405,278
Securities convertible into shares of common stock not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	6,029,241	4,298,991	6,029,241	4,298,991
Stock warrants related to private equity placements	15,525,845	—	15,525,845	—
Other stock warrants	104,250	104,250	104,250	104,250
	21,659,336	4,403,241	21,659,336	4,403,241

NOTE 7—INCOME TAXES

Nova did not incur any income tax expense during any of the periods presented due to operating losses and the related increase in the valuation allowance.

Nova has recorded a valuation allowance for the full amount of the net deferred tax assets because management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future.  At April 30, 2007, Nova had net operating loss carryforwards for federal income tax purposes of approximately $15,780,000 that may be offset against future taxable income.  To the extent not used, the net operating loss carryforwards will expire in 2026 and 2027.

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

The fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (5.7%), (2) expected warrant life of 5 years, (3) expected volatility of 137%, and (4) zero expected dividends.

Nova filed a registration statement on Form S-3 on January 16, 2007 to register for resale from time to time 32,124,551 shares of common stock, which included 7,772,217 shares of common stock that are issuable if the warrants are exercised.  The registration statement became effective on February 16, 2007.

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

NOTE 9—EQUITY INCENTIVE PLAN

Nova’s 2006 Equity Incentive Plan (“2006 Plan”) authorizes issuance of a maximum of 10,000,000 shares of common stock in connection with compensatory awards to employees and consultants.  At April 30, 2007, Nova had 2,896,698 shares remaining for future awards under the 2006 Plan.  At April 30, 2007, 4,330,804 of the non-qualified stock options granted pursuant to the 2006 Plan were vested and exercisable.

Non-cash stock for services expense for employees was $2,084,000 and $4,485,000 and for consultants was $84,000 and $148,000 for the three and six months ended April 30, 2007, respectively.  Non-cash stock for services expense for employees was $862,000 for the three months ended April 30, 2006 and for the period from inception (December 1, 2005) through April 30, 2006.

The fair value of the stock options granted during the six months ended April 30, 2007 was computed using the Black-Scholes option-pricing model.  Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.6% to 4.8%), (2) expected option life of 10 years, (3) expected volatility of between 132% and 134% and (4) zero expected dividends.

It is anticipated that unvested options for employees and consultants at April 30, 2007 will result in compensation expense being recognized during the remainder of the year ending October 31, 2007 and in future years as follows:

May 1, 2007 through October 31, 2007	$3,085,000
Year ending October 31, 2008	2,981,000
Year ending October 31, 2009	135,000
$6,201,000

NOTE 10—OPTIONS AND WARRANTS

The weighted-average exercise prices of outstanding options and warrants at April 30, 2007 are as follows:

	Number of Options and Warrants	Weighted- Average Exercise Price
Options under 2006 Equity Incentive Plan:
Outstanding at October 31, 2006	5,698,991	$3.00
Option grants	330,250	$2.89
Outstanding at April 30, 2007	6,029,241	$3.00

Exercisable at April 30, 2007	4,330,804	$3.13

Warrants:
Private placement, July 2006	6,890,337	$2.35
Other	104,250	$0.09
Anti-dilution provisions, July 2006 placement	396,772	$2.35
Private placement, December 2006 (including 466,519 warrants issued to placement agent)	8,238,736	$2.72
Outstanding at April 30, 2007	15,630,095	$2.53

Overall weighted-average exercise price for outstanding options and warrants		$2.66

NOTE 11—CHANGES IN STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity from October 31, 2006 through April 30, 2007:

	Common Shares	Total
Balance at October 31, 2006	85,646,358	$15,756,000
Sale of common stock in private placement	24,352,334	43,795,000
Issuance of stock options	—	4,634,000
Net loss	—	(10,129,000)
Balance at April 30, 2007	109,998,692	$54,056,000

NOTE 12—COMMITMENT

On March 7, 2007, a subsidiary of Nova entered into a biofuel tolling and off-take agreement with Scott Petroleum Corporation (“Scott”).  Under the Agreement, Nova has agreed to purchase and Scott has agreed to sell 50% of the production of Scott’s biodiesel refinery in Greenville, Mississippi at approximately the production cost, after paying an initial tolling fee of $2,500,000 plus a deferred tolling fee.  The deferred tolling fee is payable over time in connection with the off-take of production and will equal $2,700,000 plus incremental infrastructure costs, which are estimated to be approximately $2,100,000, incurred by Scott in connection with the construction of the refinery plus an interest charge of 7% per annum on un-recovered deferred tolling fee and infrastructure costs.

The Agreement has a ten year term that will begin on the first date on which the refinery begins producing sufficient volumes of biodiesel and glycerin to sell in commercial quantities.  Under the Agreement, Scott will also permit Nova to use its facilities for blending biodiesel purchased under the Agreement with petroleum-based diesel fuel and Nova will be entitled to any tax credits available for blending biodiesel and for selling the products that are purchased by Nova pursuant to the agreement.

NOTE 13—CONTINGENCIES

In the normal course of business, Nova may become subject to lawsuits and other claims and proceedings.  These matters are subject to uncertainty and outcomes are not predictable with assurance.  Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Nova’s financial position, results of operations or liquidity.

NOTE 14—SUBSEQUENT EVENTS

On May 9, 2007, the American Stock Exchange (AMEX) approved Nova’s listing application to trade its common stock on that exchange.  Nova’s common stock started trading on the AMEX under the symbol “NBF” on Monday, May 14, 2007.

Previously, Nova’s common stock was quoted on the Over-The-Counter Bulletin Board System under the symbol “NVBF.”

On June 8, 2007 the SEC issued a notice of effectiveness as to  Nova’s universal shelf registration statement on Form S-3 for the offer and sale from time to time on a delayed or continuous basis in one or more offerings of up to $200,000,000 of securities which may consist of common stock, preferred stock, depositary shares, debt securities, which may include guarantees of the debt securities by some or all of its subsidiaries, warrants to acquire common stock, preferred stock or debt securities, or units comprising one or more classes of these types of securities.  No securities have yet been offered or sold under this registration statement.

Nova has executed rail car leases for 65 insulated tank cars to transport its raw material feedstocks and biodiesel.  The leases are effective for 60 months beginning upon delivery, and will be treated as operating leases. The monthly rent for each car is $760.  Nova has subleased these railcars under identical terms until they are needed in Nova’s operations, expected to be in the first quarter of 2008.  The first seven rail cars were delivered in June 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

General

Our Business

We are an energy company that refines and markets standard biodiesel.  Our strategy is to profitably use our patented, proprietary biodiesel technology and become the industry leader in the production of biodiesel.  Biodiesel is a clean burning, biodegradable and renewable fuel made from a variety of feedstocks, such as animal-derived fats, oils and greases and vegetable-based oils.  Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel.

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

Our patented, proprietary technology enables us to refine biodiesel that meets and exceeds the industry’s product specifications and quality standards published by the American Society of Testing and Materials or ASTM.  We currently own and have operated a fully continuous flow biodiesel small-scale refinery in Butte, Montana that has a production capacity of 80,000 gallons of biodiesel per year.

We believe our technology can efficiently produce biodiesel by processing over 25 different animal-derived fats, oils and greases and vegetable-based oils with free fatty acid levels in excess of 20% and produce our two marketable products: ASTM D6751 standard biodiesel and technical grade glycerin.  We believe the ability to process a wide range of feedstocks gives us a significant cost advantage because many of these feedstocks are residual substances that have limited alternative uses.  Many of our competitors are limited to a more narrow range of feedstocks and, in many instances, their feedstock options are vegetable-based oils with little or no ability to process lower cost animal-based feedstocks.

Our main competitive strength derives from the expertise, production process and plant technology developed by the engineers and staff we currently employ.  We will continue to develop and refine our technology to improve the effectiveness, efficiency and reliability of our proprietary process technology.  We may conduct additional research and development activities into improvements in the Nova process and into the use of additional feedstocks for the production of biodiesel, such as jatropha and algae.

We protect the intellectual property comprising the Nova process technology through a combination of patents, patent applications, common law copyrights and trade secrets.  The first of our patents does not expire until 2023.  All of our technical employees enter into confidentiality and invention assignment agreements and, in some cases, non-competition agreements.  We also require contractors, vendors, construction customers and others to enter into confidentiality agreements prior to being given access to proprietary information regarding our technology.  There can be no assurance, however, that such measures will be adequate to protect our technology.

Building Biodiesel Refineries that Nova Will Own and Operate

Our current and longer-term business focus is to build and profitably operate our own biodiesel refineries.  We are in the process of building three biodiesel refineries for our own use.  We have purchased a site in Seneca, Illinois and leased another site in Muskogee, Oklahoma for two of these facilities.  The engineering and permitting processes for these three refineries are in progress and, pursuant to purchase orders we have issued, our sub-contractors and equipment vendors have procured and fabricated certain long-lead time items for the three refineries.  We are evaluating potential sites for additional refineries.

Construction activity at the Seneca, Illinois refinery has increased.  Site preparation is nearly complete and construction is underway for the process and administration buildings and the rail track to facilitate the delivery of feedstock and the transport of biodiesel and glycerin production.

Completing Two Remaining Biodiesel Plants for Outside Parties

Our initial business focus was to design and build three biodiesel refineries for outside parties.  We have completed the first full-scale refinery, which is designed to produce 10,000,000 gallons of biodiesel per year, in Clinton County, Iowa.  This refinery has demonstrated production on a sustained and continuous throughput basis of more than 1,200 gallons per hour of biodiesel and met or exceeded the product specification requirements of ASTM 6751 for biodiesel from vegetable oil feedstock.  The refinery also produced, as a co-product, technical grade glycerin in excess of 97% purity.  The sustained production and quality was monitored and tested by an independent laboratory and an independent engineering firm and demonstrated the designed operational capacity and product quality of the refinery.

We are nearing completion of the two other full-scale production facilities that we designed and built for outside parties.  One of these is being built near DeForest, Wisconsin under an agreement with Sanimax Energy Inc. (formerly Anamax Energy Services, Inc.).  The contract provides for the design and construction of a facility with a production capacity of 20,000,000 gallons per year along with an adjacent tank farm.  The Sanimax facility is currently producing limited amounts of biodiesel from animal-based feedstock with a free fatty-acid content of nearly 2%.  Test results from samples indicate that the biodiesel produced is meeting or exceeding the specifications of ASTM D6751.  By the end of June 2007 we anticipate the facility will be producing ASTM D6751 quality biodiesel from animal-based feedstock with a free fatty-acid content of approximately 5%.

The targeted substantial completion date for the Sanimax facility is the middle or late summer  of 2007.  Our contracts define substantial completion as a point in construction when we demonstrate, and our customer agrees, that the refinery is capable of performing at certain warranted levels with respect to product quality, sustainable output volume and feedstock conversion ratios.  Additional completion work after a point of substantial completion is reached is inevitable, but the following completion phase is ‘wrap-up’ in nature.  The time period following substantial completion can vary but may typically be between 90 to 180 days.

The last plant that we are building for outside parties is located in Greenville, Mississippi.  The agreement with Scott Petroleum Corporation provides for the design and construction of a facility with a production capacity of 20,000,000 gallons per year.  The targeted substantial completion date is the late summer or early fall of 2007.

For the Scott Petroleum refinery, we have an agreement for the right to receive 50% of this facility’s production at approximately the production cost after paying an initial tolling fee of $2,500,000, plus a deferred tolling fee and a portion of infrastructure costs.  The deferred tolling fee and infrastructure costs are payable over time in connection with the delivery of biodiesel production and will equal $2,700,000 plus additional incremental infrastructure costs, which may approximate $2,100,000.  An annual interest charge of 7% per annum will be assessed on the deferred tolling fee and infrastructure costs until the costs are recovered by Scott Petroleum.

There can be no assurances that the construction and completion of these plants will not be delayed.

Corporate History

Nova Biosource Fuels, Inc. was originally incorporated under the name Nova Oil, Inc. on February 25, 2000 under the laws of the State of Nevada and was organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing steady cash flows from operations.  As of October 19, 2005, Nova Oil completed the sale of all of its oil and gas well interests and, as a result, became a “shell company,” as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, because it ceased operations and shifted its primary activity to seeking merger or acquisition candidates with whom it could either merge or acquire.

Our engineering and construction subsidiary, Biosource America, Inc., was incorporated in Texas on December 1, 2005, which is, as we explain below, the date that we use as our date of inception for accounting purposes.  On February 10, 2006,

Biosource America completed the acquisition of substantially all of the assets and working capital of Biosource Fuels, LLC (an independent and non-affiliated company), which had been in the business of engineering, construction and licensing of processes and technologies for the refining of biodiesel and other co-products from animal-derived fats, oils and greases and vegetable-based oils.

On March 31, 2006, Nova Oil completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock in exchange for all of the shares of common stock of Biosource America.  As a result of the share exchange, Biosource America became a wholly-owned subsidiary of Nova Oil.  A change of control of Nova Oil occurred because the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of Nova Oil’s common stock.  At that point, Nova Oil ceased being a “shell company.”  An additional 23,462,523 shares of common stock were issued on April 24, 2006 as a result of a three for two forward stock split.

For accounting purposes, the transaction described above was treated as an acquisition of Nova Oil by Biosource America coincident with a recapitalization of Biosource America.  The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America.  In connection with the share exchange, Nova Oil changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America.  On September 12, 2006, Nova Oil changed its name to Nova Biosource Fuels, Inc.

On May 9, 2007, the American Stock Exchange (AMEX) approved our listing application to trade our common stock on that exchange.  Our common stock started trading on the AMEX under the symbol “NBF” on Monday, May 14, 2007.  Previously, our common stock was quoted on the Over-The-Counter Bulletin Board System under the symbol “NVBF.”

We are a “small business issuer” as defined by Rule 12b-2 of the Securities Exchange Act.  We, as recapitalized, have not had revenue or public float above $25,000,000 at the end of two consecutive fiscal years.  In accordance with Item 303 of Regulation S-B, we are providing a plan of operations and description of any off-balance sheet arrangements.  We also include a discussion and analysis of our liquidity and capital resources as of April 30, 2007 and of our results of operations for the six months ended April 30, 2007 and for the period from inception (December 1, 2005) through April 30, 2006.

PLAN OF OPERATIONS

Current Plan of Operations

We are currently completing the construction of the last two of three biodiesel refineries originally planned for outside parties.  As a result, our results of operations and financial condition reflect, and for approximately the next six months will generally reflect, that of a biodiesel refinery engineering and construction company.  Thereafter, if we are successful in implementing our main business strategy of building and operating refineries for our own account and entering into joint ventures with third parties for a portion of the production of other biodiesel refineries, our results of operations are anticipated to reflect that of a biodiesel refiner and marketer.  Accordingly, the results of operations and cash flows for the six months ended April 30, 2007 and the fiscal period ended October 31, 2006 are not anticipated to be indicative of the results of operations and cash flows for future periods.

Execution of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned expenditure requirements.  We currently do not have sufficient cash reserves to meet all of our anticipated operating and capital expenditure obligations for the remainder of fiscal year 2007.  As a result, we are in the process of seeking additional debt and equity funding.

Our current plan for growth during the remainder of fiscal year 2007 will depend on our ability to successfully execute our financial plan to raise capital and arrange for financing sufficient to accomplish the following integrated strategy:

•  We must obtain debt or equity financing necessary to implement and execute our business plan.

•  We must complete the remaining two of the three agreements for designing and building biodiesel refineries for outside parties and take measures to ensure these plants are operational at the contractually required levels of capacity and quality.  (The first of these three plants was completed in this quarter.)

•  We intend to continue with the design and construction of three biodiesel refineries for our own account, and to secure adequate financing for construction and initial operation of these plants.

•  We must secure additional financing of at least $25,000,000 to $35,000,000 prior to the end of this fiscal year to complete our first biodiesel refinery being built for our own account, to pay general and administrative expenses, and to pay operating expenses that we expect to incur during fiscal 2007 for that plant.  The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques.  We anticipate that a 60,000,000 gallon per year biodiesel refinery will cost approximately $60,000,000 to $70,000,000 to build, exclusive of any land acquisition costs, the costs of related or ancillary infrastructure and working capital costs.  However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost overruns.

•  We intend to seek to arrange additional long-term contracts for the supply of low cost feedstock for our own biodiesel refineries, similar to the agreements already reached with Lipid Logistics, LLC with respect to the Seneca facility and ConAgra Trade Group with respect to the Muskogee facility.

•  We intend to enter into contracts for the sale of the biodiesel fuel produced from these plants, such as the agreements already reached with ConAgra Trade Group with respect to the biodiesel refineries to be built in Seneca and Muskogee.

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

Our corporate offices are located in Houston, Texas.  We have approximately 35 full-time equivalent employees in Houston, Texas, Butte, Montana and Seneca, Illinois.  We have six officers in our Houston office and two officers in our Butte office.  Six of our employees are responsible for our administrative and accounting functions.

Plan of Operations for Fiscal Year 2008

As we execute our current plan of operations, we intend to implement a business plan for the last part of fiscal year 2007 and fiscal year 2008 that includes:

•  Seeking out opportunities domestically to increase biodiesel refinery production capacity and cash flow through the construction and operation of domestic biodiesel plants for our own account and through joint ventures.

•  Entering into long-term feedstock supply contracts in order to supply our own refineries with the feedstock needed to produce biodiesel.

•  Continuing our efforts to find committed buyers for our biodiesel product.  Our initial buyers will likely consist of diesel blending facilities and wholesale distribution channels for further distribution into fleet and retail biodiesel and biodiesel blend markets.  We believe that market, governmental, and environmental incentives will increase the fleet and retail biodiesel and biodiesel blend markets.  Heavy trucks represent an opportunity for immediate biodiesel sales, either directly to fleet owners or through diesel blending facilities and wholesale distribution channels, due to increased government regulations on emissions, established distribution channels and the lack of U.S. biodiesel production.

For example, the U.S. armed forces are currently the nation’s single largest consumer of diesel fuel.  We believe there is a current opportunity to provide fuel to the military’s existing vehicles, as well as future opportunities when it is expected that new government regulations will require that a high percentage of new Department of Defense vehicles use alternative fuel.  The U.S. Post Office and other government agencies, such as the National Parks Service, are expected to become large consumers of biodiesel blends in their vehicles.  In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

•  Continuing to develop and refine our technology to improve efficiency and reliability of our proprietary process technology.  To that end, we intend to expand the number of feedstocks commercially viable for producing biodiesel and may conduct additional research and development activities on our current technology.

•  Seeking qualified, experienced and effective professionals to enhance our management team.  Qualified refinery operators, technicians, managers and engineers are in short supply; however, we believe that we will be in a position to offer attractive professional opportunities for these individuals.  Each biodiesel refinery is expected to require approximately 30 full-time employees to operate.  Consequently, if we are successful in bringing on-line three or more biodiesel refineries in fiscal years 2008 and 2009, we would need to hire approximately sixty to ninety additional full-time employees to operate our facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balance

As of April 30, 2007, we had a cash balance of $40,176,000, up from a cash balance of $21,826,000 at October 31, 2006.  Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $18,350,000 net increase in cash during the six months ended April 30, 2007:

•      Cash provided:   $46,315,000 of net cash was provided by financing activities, primarily from the sale of equity securities in December 2006 which is discussed in Note 8 to the consolidated financial statements;

•      Cash used:          $16,168,000 of net cash was used in investing activities to build our own refineries, most of which relates to land acquisition and construction costs at Seneca, Illinois;

•      Cash used:          $11,797,000 of net cash was used in operating activities, primarily to complete the construction of refineries we are building for outside parties, mostly Sanimax Energy Inc. and Scott Petroleum Corporation.

Cash Flows from Financing Activities

Current Activity

On December 19, 2006, we raised a net amount of $43,795,000 from a sale of equity securities.  We issued and sold in a private placement to certain institutional and individual accredited investors units of securities consisting of 24,352,334 shares of common stock and warrants to purchase 7,772,217 additional shares of common stock for aggregate gross proceeds of $47,000,000.  The purchase price for the securities was $1.93 per unit and the warrants have a five-year term and an exercise price of $2.72 per share.

In connection with the private placement, we paid the placement agents a fee of $3,055,000 and incurred other expenses of $150,000.  In addition, we issued warrants to one of the placement agents that entitle the holder to purchase up to 466,519 shares of common stock with a five-year term at an exercise price of $2.72 per share.

We are using the funds generated from the private placement for the initial costs of building the first three refineries that we will own and operate for ourselves, for completing the plants under construction for outside parties, and for general operations.

In January 2007, we issued a promissory note payable to a bank for $2,520,000 for the purchase of land, which is described in the investing activities section below.

The $300,000 of net cash raised from financing activity during the period from inception (December 1, 2005) through April 30, 2006 was primarily related to issuing stock in a private placement during the start-up preparations of the company.

Planned Activity

We will need to enter into additional debt and equity financing arrangements to meet our projected financial needs for operations and completing the construction of the biodiesel refineries that we will own and operate for ourselves.  The financing may consist of debt, common or preferred stock, project financing or a combination of these financing techniques.

On June 8, 2007, the SEC issued a notice of effectiveness as to our universal shelf registration statement on Form S-3 for the offer and sale from time to time on a delayed or continuous basis in one or more offerings of up to $200,000,000 of securities, which may consist of common stock, preferred stock, depositary shares, debt securities which may include guarantees of the debt securities by some or all of our subsidiaries, warrants to acquire common stock, preferred stock or debt securities, or units comprising one or more classes of these types of securities.

We intend to use the net proceeds of any offering under the shelf registration statement for general corporate purposes, which may include reducing or repaying existing or future indebtedness, providing additional working capital, acquiring and developing sites for future biodiesel refineries, capital expenditures and construction costs for existing biodiesel refinery projects and future biodiesel refineries, procuring equipment and supplies for biodiesel refineries, providing credit support for project and joint venture financing and acquiring joint venture interests or companies in biodiesel and related business.

Cash Flows from Investing Activities

Current Activity

On January 11, 2007, we acquired 54 acres of land for our Seneca refinery for $3,650,000.  We made a cash down payment of $1,130,000 and issued a promissory note payable to a bank for $2,520,000.  During the six months ended April 30, 2007, we also spent an additional $12,498,000 for equipment and construction costs at our plant sites, primarily our first facility that we will own and operate and which is under construction in Seneca, Illinois.  Spending for plant construction and equipment costs at Seneca for this period was $8,731,000 and we spent another $3,767,000 for long-lead time equipment that we will install at the next two refineries we will build.

It is important to note that in the summer of 2006 we placed firm orders for long-lead time process equipment for the first three refineries we plan to build. We placed the orders to be able to have the equipment available to us at an early point in the construction process and also to obtain pricing for the stainless steel-based equipment at a time when the price of stainless steel was escalating rapidly.  By committing to equipment and related stainless steel costs, particularly for the second and third refineries we plan to build, based on the relative price difference for stainless steel between July 2006 and April 2007, we believe we avoided approximately $2,000,000 of higher costs than if we had waited to place the orders for the equipment in April 2007.

There was $1,000,000 of cash investing activity in the prior year period from inception (December 1, 2005) through April 30, 2006 that was related to the purchase price of approximately $6,000,000 for the assets and working capital of Biosource Fuels, LLC (an independent and non-affiliated company).  The balance of $5,000,000 of the purchase price for the assets was paid by issuing a note payable.  The note payable was subsequently repaid by issuing common stock.  A premium of $1,413,000 in the value of common stock issued in exchange for the note payable was charged as a non-cash interest expense as a result of the exchange of the note for stock.

Planned Activity

The costs to build the first three refineries that we will own and operate and that will have an estimated production capacity of between 180,000,000 and 220,000,000 gallons per year are estimated to be between $215,000,000 and $265,000,000.  These cost estimates include land acquisition costs, costs of related or ancillary infrastructure and working capital costs.

The first project began construction in early 2007 and all three projects have estimated completion dates during early fiscal year 2008 through fiscal year 2009.  At April 30, 2007, we have recorded cumulative construction expenditures of approximately $23,017,000, and we are committed to approximately $17,139,000 of additional costs through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after April 30, 2007.

During the remainder of the fiscal year 2007, we expect to make additional capital expenditures of up to $49,000,000 for these plants and for our commitments and infrastructure costs related to our agreement with Scott Petroleum.  This amount includes the contractual obligation costs at April 30, 2007 discussed below for plants being built for our own use.  Most of the expenditures will relate to our Seneca refinery, which is scheduled to be completed in the first half of fiscal 2008.  Capital expenditures in fiscal 2008 to complete our Seneca facility are budgeted to be up to another $14,000,000.

Cash Flows from Operating Activities

For the six months ended April 30, 2007, cash used in operations was $11,797,000.  The primary net use of cash in operations was spent on construction costs of plants for outside parties.  Cash used for general corporate operating purposes was approximately $3,172,000 for the period.

During the next two quarters, we expect to use approximately $9,480,000 of net operating cash to complete the remaining two plants being built for outside parties, of this amount, approximately $6,195,000 is committed through purchase orders issued to sub-contractors and equipment vendors for delivery of goods and services after April 30, 2007.  During the next two quarters, we also expect to use approximately $3,600,000 of net operating cash for general corporate operating purposes.

Cash provided by operations during the period from inception (December 1, 2005) through April 30, 2006 was $6,017,000.  The primary funding of operations was received as cash advances from customers related to contracts in progress.

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for outside parties, construction commitments for plants being built for our own use, repayment of amounts borrowed through issuance of notes and obligations under our operating lease agreements.

Contractual obligations at April 30, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	More Than 1 Year	Total

Construction commitments for plants being built for:
Our own use	$17,139,000	$—	$17,139,000
Outside parties	6,195,000	—	6,195,000
Note payable	—	2,520,000	2,520,000
Operating lease obligations	106,000	612,000	718,000
	$23,440,000	$3,132,000	$26,572,000

In connection with a plant being built for our own use, Nova Seneca, our subsidiary, agreed to buy 100% of the feedstock requirements for the Seneca biodiesel plant refinery from Lipid Logistics at a benchmark price that will be adjusted according to the market price of the feedstock for a ten-year period.  Additionally, Nova Seneca will pay a service fee of one- quarter cent for every pound of feedstock purchased and Nova Seneca agreed to purchase, and Lipid Logistics agreed to supply, a minimum of 60,000,000 gallons of feedstock per year from Lipid Logistics commencing on the date of initial production of biodiesel at the plant.  If Nova Seneca does not commence biodiesel production at the Seneca facility by May 1, 2008, then both parties will have the right to terminate the agreement upon fifteen days prior notice to the other party.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Six Months Ended April 30, 2007 and for the Period from Inception (December 1, 2005) through April 30, 2006

Contracting revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We earned contracting revenues of $16,122,000 for the six months ended April 30, 2007 and incurred contracting expenses on contracts in progress of $19,458,000 for the same period.  Contracting expenses include a provision for estimated contract losses of $3,336,000 which was recorded during the three months ended April 30, 2007.  These additional losses primarily relate to costs that we expect to incur to complete our contractual obligations that will not be reimbursed by our customers.  We incurred selling, general and administrative expenses of $7,862,000 during the six months ended April 30, 2007.  Included in this amount are non-cash share based compensation expense of $4,485,000 for options granted to certain key employees and $148,000 for options granted to certain key consultants under our 2006 Equity Incentive Plan.

During the period from inception (December 1, 2005) through April 30, 2006, contracting revenues were $4,545,000 and contracting expenses were $4,446,000.  Selling, general and administrative expenses were $1,572,000 during the same period and included $862,000 of non-cash share based compensation expense.

Interest income was $1,092,000 during the six months ended April 30, 2007.  We earned this interest primarily on the unexpended proceeds from the sale of our equity securities in December 2006 which is described above.  There was no interest income during the period from inception (December 1, 2005) through April 30, 2006.  Interest costs of $49,000 during the three months ended April 30, 2007 were capitalized as a cost of constructing our refinery in Seneca.

During the period from inception (December 1, 2005) through April 30, 2006, we recorded a non-cash interest expense of $1,413,000 as a result of issuing 1,333,333 shares of common stock to Biosource Fuels, LLC in exchange for the cancellation of our debt obligation that arose as a result of the acquisition of the business of Biosource Fuels.

The net loss for the six months ended April 30, 2007 was $10,129,000 or $0.10 per common share.  The net loss for the period from inception (December 1, 2005) through April 30, 2006 was $2,886,000 or $0.04 per common share.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs of each contract at completion.  This method is used because we consider total costs to be the best available measure of progress on the contracts.  Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time.  Selling, general and administrative costs are charged to expense as incurred.

Provisions for estimated losses (if any) on uncompleted contracts are made in the period in which such losses are identified. Changes in job conditions, job performance and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Intangible assets acquired in connection with the acquisition of Biosource Fuels, LLC included intellectual property and proprietary technology related to the processes developed by the acquired entity with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases.  The value of intellectual property and proprietary technologies and accordingly the life of the intangible assets are dependent on such factors as the cost of different sources of energy, the cost of feedstocks and other processing costs for the subject technology as well as other economic factors.  We have assessed these factors and determined that these intangible assets have an indefinite life.  However, in accordance with SFAS No. 142 and SFAS No. 144, these assets will be evaluated for impairment at least on an annual basis.

The amount of any impairment considered necessary would be determined by comparing the net book value of the assets in the applicable line of business to fair value determined by using methods such as the present-value of estimated future cash flows, market value or other valuation methodologies appropriate at the time, depending on the stage of development of the line of business and our intentions as to the use of the assets at the time an impairment adjustment was considered necessary.

Patent

Intangible assets with definite lives are subject to amortization.  Such intangible assets consist of a purchased patent which is being amortized on a straight-line basis over the patent life of 17 years.  Intangible assets with definite lives are tested for impairment if conditions exist that indicate the net carrying value may not be recoverable.  These conditions may include an economic downturn, regulations relating to alternative fuels, or a change in the assessment of future operations.

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

Share Based Compensation Expense

We measure all share-based payments, including grants of employee stock options, using a fair-value based method.  We use the Black-Scholes model, a standard option-pricing model, to measure the fair value of stock options granted.  Determining the appropriate fair value model and calculating the value of share-based awards, which includes estimates of stock-price volatility and expected lives, requires judgment.

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

We are currently in an early stage of our current business plan and, in addition to the land purchased to build our Seneca refinery and the lease for the Muskogee refinery, we have only three agreements for the engineering and construction of biodiesel refineries for outside parties.  Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our common stock in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies.  Despite best efforts, we may never overcome these obstacles to achieve financial success.

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

Our current operating cash flow depends on our ability to timely design, construct and complete our first three biodiesel refineries for the account of third parties.  In addition, our business strategy involves the design, construction and operation of biodiesel refineries for our own account.  If our engineering and construction operations are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback.   Prolonged problems may threaten the commercial viability of these project completions.  Moreover, the occurrence of significant unforeseen conditions or events in connection with these contracts may require us to reexamine the thoroughness of our due diligence and planning processes.  Any change to our business model or management’s evaluation of the viability of these projects may adversely affect our business.

With respect to our biodiesel refinery construction contracts, we are responsible for ensuring that these refineries operate according to specifications required by the contracts and if we cannot meet the specifications, whether due to design or construction defects of our subcontractors or due to problems implementing our technology, then we may incur additional costs in order to modify the refineries so that they meet the guaranteed contract specifications.  With respect to two of these design-build agreements, our potential liabilities are not limited prior to substantial completion and we are at risk for substantial cost overruns and potential payments for damages if we do not meet the guaranteed production specifications at the contractually specified times.

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

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, equipment fabricators and biodiesel customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment.  These realities are subject to change and may impair our ability to grow.

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

As of May 31, 2007, we had 35 full-time equivalent employees.  Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel.  We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business.  We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions.  Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market and other conditions.  No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found.  If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

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

•                    sufficient terminal and storage facilities for feedstock and biodiesel;

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

Adverse public opinions concerning the biodiesel industry in general or biodiesel produced from animal-derived fats, oils and greases could harm our business.

The biodiesel industry is new, and general public acceptance of biodiesel is uncertain, particularly with respect to biodiesel produced from animal-derived fats, oil and greases.  Public acceptance of biodiesel produced by the Nova process as a reliable, high-quality alternative to diesel may be limited or slower than anticipated due to several factors, including:

•                                          public perception that biodiesel produced from animal-derived fats, oil and greases or waste vegetable oils does not consistently comply with ASTM D6751 or other applicable standards;

•                                          public perception that the use of biodiesel will require excessive engine modifications, or that engines running biodiesel will not reliably start in cold conditions;

•                                          actual or perceived problems with biodiesel quality or performance; and

•                                          concern that using biodiesel will void engine warranties.

Even if the Nova process consistently produces biodiesel that complies with ASTM D6751 and other applicable standards, actual or perceived problems with quality control in the industry generally may lead to a lack of consumer confidence in biodiesel and harm our ability to successfully market biodiesel.  For example, the State of Minnesota temporarily suspended its 2% biodiesel, or B2, mandate on at least two occasions due to concerns about biodiesel quality.  Similar quality control issues in biodiesel that is produced by other industry participants could result in a decrease in demand or mandates for biodiesel, with a resulting decrease in our revenue

Public perception may be further exacerbated by misinformation disseminated for political purposes.  For example, a prominent U.S. Congressman recently issued a press release disparaging biodiesel produced from animal-derived fats in connection with proposed legislation intended to eliminate a portion of the biodiesel excise tax credit.  This legislation was introduced after a major U.S. oil company and a major U.S. poultry processor announced a joint venture to produce biodiesel from excess poultry fat.  While we believe the Nova process will consistently produce ASTM D6751 quality biodiesel, as well as biodiesel that meets or exceed the European EN 14214 standard, such public statements may adversely affect public and industry perceptions.  Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our biodiesel, which in turn could decrease our sales, harm our business and adversely affect our financial condition.

Cold weather can cause biodiesel to gel sooner than petroleum-based diesel, which could require blending with petroleum-based diesel and result in increased blending and storage costs and may result in loss of consumer confidence in biodiesel if there is continued use of unblended biodiesel in sufficiently cold weather.  Such loss of confidence could adversely impact our ability to successfully market and sell our biodiesel.

The pour point for a fuel is the temperature at which the flow of the fuel substantially stops.  A lower pour point means the fuel will flow more readily in cold weather.  The pour points for No. 2 diesel and No. 1 diesel, which are used extensively for automotive transportation, are approximately -17ºF and -45ºF, respectively.  In contrast, the pour points of soybean-based, yellow grease-based and animal tallow-based pure biodiesel, or B100, are approximately 32ºF, 37ºF and 64ºF, respectively.  However, in testing conducted in 2005 by the Biodiesel Cold Flow Consortium established by the National Biodiesel Board, the pour points of soybean-based, yellow grease-based and animal tallow-based 2% blended biodiesel, or B2, were approximately -17ºF each, the same pour point as No. 2 diesel.  We believe that B5 and B20 blends would produce similar results.  Therefore, we believe that most biodiesel produced in the U.S. will need to be a blended product to provide an acceptable pour point in cold weather.  This may cause the demand for our biodiesel in colder climates to diminish seasonally.  This may also require us to use particular feedstocks that customers believe are better suited for their climate, which could require us to purchase more expensive feedstocks and increase our cost of sales.  In addition, the testing conducted by the Biodiesel Cold Flow Consortium showed that successful blending of biodiesel with petroleum-based diesel would require the biodiesel to be heated to approximately 10 ºF above its cloud point.  This would necessitate that use of heated facilities in order to produce a blended product, which would increase blending costs and resulting cost of biodiesel sold to the public.  Further, at low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks, which would increase storage costs.  Any reduction in the demand for, or increased costs of, our biodiesel will reduce our revenue and have an adverse effect on our financial condition and results of operations.

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

Larger foreign owned and domestic companies who have been engaged in this business for substantially longer periods of time, such as vertically integrated agricultural and food supply companies such as ADM and Bunge, or who decide to enter into our industry, such as Tyson and ConocoPhillips, may have access to greater resources.  These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstocks, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage.  In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

Competition due to advances in alternative fuels may lessen the demand for biodiesel and negatively impact our profitability.

Alternative fuels, gasoline oxygenates, ethanol and biodiesel production methods are continually under development.  A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that, like biodiesel, may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Additionally, there is significant research and development being undertaken regarding the production of ethanol from cellulosic biomass, the production of methane from anaerobic digestors and the production of electricity from wind and tidal energy systems, among other potential sources of renewable energy.  If these alternative fuels continue to expand and gain broad acceptance such that the overall demand for diesel is reduced, we may not be able to compete effectively.

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

Changes in industry specification standards for biodiesel may increase production costs or require additional capital expenditures to upgrade or modify our biodiesel production facilities.  Such upgrades or modifications may entail delays in construction or stoppages of production.

The American Society of Testing and Materials, or ASTM, is the recognized standard-setting body for fuels and additives in the U.S.  ASTM’s specification for biodiesel as a blend stock, D6751, has been adopted by the EPA, and compliance with such specification is required in order for our biodiesel to qualify as a legal motor fuel for sale and distribution.  In Europe, biodiesel standard is EN 14214, which has been modified to a more stringent standard in Germany.  ASTM and the European standard setting bodies have modified the biodiesel specifications in the past, and are expected to continue to modify the specification in the future as the use of biodiesel expands.  There is no guarantee that our production facilities will be able to produce ASTM-compliant biodiesel in the event of changes to the specifications. We may need to invest significant capital resources to upgrade or modify our production facilities, which might cause delays in construction or stoppages of production and the resultant loss of revenue, or which might not be economically feasible at all. Any modifications to our production facilities or to the biodiesel ASTM specification or other specification with which we attempt to comply may entail increased construction or production costs or reduced production capacity.  These consequences could result in a negative impact on our financial performance.

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

The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge.  If we are unable to remediate such conditions economically or obtain reimbursement or indemnification from third parties, our financial condition and results of operations could be adversely affected.

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

Litigation or other proceedings relating to intellectual property rights could result in substantial costs and liabilities and prevent us from selling our biodiesel.

We must operate in a way that does not infringe the intellectual property rights of others in the U.S. and foreign countries.  Third parties may claim that our production process or related technologies infringe their patents or other intellectual property rights.  Competitors may have filed patent applications or have issued patents and may obtain additional patents and proprietary rights related to production processes that are similar to ours.  We may not be aware of all of the patents potentially adverse to our interests.  We may need to participate in interference proceedings in the U.S. Patent and Trademark Office or in similar agencies of foreign governments to determine the priority of invention involving issued patents and pending applications of another entity.

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, in certain cases, result in substantial additional expenses to license technologies from third parties.  Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources or engage legal counsel willing to advance the litigation costs.  An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties.  There is no assurance that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.  Even if we are able to obtain rights to a third party’s intellectual property, those rights may be non-exclusive and therefore our competitors may obtain access to the same intellectual property.  Ultimately, we may be unable to produce and sell our biodiesel or may have to cease some of our business operations as a result of infringement claims, which could severely harm our business.  We cannot give assurances that our biodiesel technologies will not conflict with the intellectual property rights of others.  Additionally, any involvement in litigation in which we are accused of infringement may result in negative publicity about us and injure our relations with any then-current or prospective customers or vendors.

Decommissioning costs are unknown and may be substantial.

We may become responsible for costs associated with abandoning facilities that we use for production of biodiesel, which we anticipate will have a useful life of twenty years in the absence of a major overhaul.  Abandonment and reclamation of these facilities and the associated costs are often referred to as “decommissioning.”  We have not yet determined if we will establish a reserve account for these potential costs for any of our biodiesel refineries or if we will be able to pay for the costs of decommissioning from the proceeds of future sales.  The use of other funds to pay for decommissioning costs could have a material adverse effect on our financial condition and future results of operations.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

As a result of our share exchange with Biosource America in March 2006, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 will require us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting, provide a report on our assessment and obtain a report by our independent auditors addressing our assessments.  These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting and financial resources.

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

On April 26, 2006, we received a letter from the National Association of Securities Dealers, or NASD, stating that the Staff of the Market Regulation Department of the NASD is conducting a review of the trading activity in our shares of common stock surrounding the March 31, 2006 announcement that we entered into a share exchange agreement with Biosource America.  In connection with such review, the Staff requested that we provide a detailed, written chronology of the events that preceded the corporate disclosure and other documents and information.  We conducted an internal review of the circumstances surrounding the announcement in connection with our response to the NASD request.  We responded to such requests by providing copies of the requested documents and the requested chronology.  In the course of such review, we learned that the press release containing the March 31 announcement was sent to our outside investor relations service provider on the evening of March 30, 2006 to be forwarded to Market Wire for immediate release.  That apparently was not done until the morning of March 31, 2006.  Our investor relations service provider has advised us that Market Wire confirmed receipt of the press release by return e-mail to our investor relations service provider around 6:51 a.m. CST on March 31, 2006 but that Market Wire did not disseminate the press release until 9:01 a.m. CST.  The reason for the delay is unclear.

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

Our common stock is currently quoted on the American Stock Exchange under the symbol “NBF.”  While our common stock is now listed on a national securities exchange, the average trading volume has not changed significantly from the recent historical average daily trading volume experienced by our common stock when it was quoted on the OTC Bulletin Board system and the sales prices for our common stock have fluctuated widely since the share exchange in March 2006 depending on the trading volume.  The limited public trading market and price volatility may impair your ability to sell your shares of our common stock at the time you wish to sell them or at a price that you consider reasonable, reduce the fair market value of our common stock and impair our ability to raise capital by selling additional shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

Prior to May 14, 2007, our common stock was quoted on the OTC Bulletin Board system under the symbol “NVBF.”

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

Shares of our common stock that previously could not be traded without restriction are currently eligible for trading upon compliance with Rule 144.

As of June 4, 2007, 109,998,692 shares of our common stock were issued and outstanding.  Of the shares outstanding as of such date, approximately 61,170,000 shares were “restricted securities” and were not eligible for trading without compliance with Rule 144 of the Securities Act.  On April 3, 2007 substantially all such shares had satisfied the initial one-year holding period of Rule 144.

 As a result, the “restricted securities” are eligible for trading so long as all the requirements of Rule 144 are met.  During the period from February 1, 2007 to June 5, 2007, stockholders holding 1,521,500 shares of commons stock submitted to us Notices of Proposed Sale of Securities on Form 144.  No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock.  If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline.  The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants and options may be eligible for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock.  As of April 30, 2007, we had options and warrants outstanding that may be exercised at various times to acquire 21,659,336 shares, or approximately 16.5%, of our common stock on a fully diluted basis.  The future sale of these shares may adversely affect the market price of our common stock.  Shares issued upon exercise of our outstanding warrants and options will also cause immediate and substantial dilution to our existing shareholders.  In addition, as long as these warrants and options remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

Our existing shareholders can exert significant influence over us.  Their interests may not coincide with yours and they may make decisions with which you may disagree.

Kenneth T. Hern, our Chairman and Chief Executive Officer, J.D. McGraw, our President, and Dallas Neil, our Vice President of Marketing, own approximately 13.4%, 13.2% and 9.4%, respectively, of our outstanding common stock.  As a result, these shareholders, acting individually or together, could exert significant influence over substantially all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these shareholders.  The interests of these shareholders may not always coincide with our interests as a company or the interest of other shareholders.  Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

We are a holding company and there may be limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations.  Our subsidiaries may not have funds legally available for dividends or distributions and we may enter into credit or other agreements that would contractually restrict our subsidiaries from paying dividends, making distributions or making intracompany loans to our parent company or to any other subsidiary, which may adversely affect our ability to finance construction of other biodiesel refineries from operating cash flow or to pay dividends to stockholders.

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

If we are or become a “United States real property holding corporation,” non-U.S. investors may be subject to U.S. federal income tax, including withholding tax, in connection with the disposition of our shares, and U.S. investors selling our shares may be required to certify as to their status in order to avoid withholding.

A non-U.S. holder of our common stock will generally be subject to withholding of U.S. federal income tax with respect to distributions made by us that are treated as dividends for U.S. federal income tax purposes.  Moreover, a non-U.S. holder of our common stock not otherwise subject to U.S. federal income tax on gain from the sale or other disposition of our common stock may nevertheless be subject to U.S. federal income tax with respect to such sale or other disposition if we are, or have been, a United States real property holding corporation at any time within the five-year period preceding the disposition, or the non-U.S. holder’s holding period if shorter.  Generally, a corporation is a “United States real property holding corporation” at any time the fair market value of its U.S. real property interests, as defined in the Internal Revenue Code of 1986, as amended, and applicable regulations, equals or exceeds 50% of the aggregate fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business.  Although we believe that we are not currently a United States real property holding corporation, and do not expect to become a United States real property holding corporation, no assurances can be made in this regard.

Certain non-U.S. holders of our common stock may be eligible for an exception to the general rule described above if our common stock is regularly traded on an established securities market during the calendar year in which the sale or disposition occurs and the non-U.S. holder holds no more than 5% of our outstanding common stock, directly or indirectly, during the relevant period, or the 5% exception.  If we are a United States real property holding corporation during the relevant time period, and the 5% exception does not apply, the purchaser or other transferee of our common stock will generally be required to withhold tax at the rate of 10% on the sales price or other amount realized, unless the transferor furnishes an affidavit certifying that it is not a foreign person in the manner and form specified in the applicable U.S. Treasury regulations.

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our system of internal controls over financial reporting during the quarter ended April 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not subject to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during this fiscal quarter that ended April 30, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of the Company (composite as amended) (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

3.2

Bylaws of the Company (composite as amended) (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).

10.1*	Biofuel Tolling and Off-Take Agreement, dated March 7, 2007, between Nova Biofuels Trade Group, LLC and Scott Petroleum Corporation.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.

June 14, 2007	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

June 14, 2007	/s/ David G. Gullickson
David G. Gullickson
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of the Company (composite as amended) (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

3.2

Bylaws of the Company (composite as amended) (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).

10.1*	Biofuel Tolling and Off-Take Agreement, dated March 7, 2007, between Nova Biofuels Trade Group, LLC and Scott Petroleum Corporation.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.