Form 10QSB
period 2007-07-31
NOVA BIOSOURCE FUELS, INC.
filed 2007-09-13
CIK 1137469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-32531

Nova Biosource Fuels, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	91-2028450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

363 North Sam Houston Parkway East, Suite 630, Houston, Texas  77060
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 10, 2007
Common stock, $0.001 par value	110,099,050

Transitional Small Business Disclosure Format (check one):  Yes   ☐   No  ☒

Nova Biosource Fuels, Inc. and Subsidiaries

Index to Report

Presentation and Forward-Looking Statements	3

Part I- Financial Information	4

Item 1. Financial Statements	4

Consolidated Balance Sheets as of July 31, 2007 and October 31, 2006 (unaudited)	4

Consolidated Statements of Operations for the three and nine months ended July 31, 2007, the three months ended July 31, 2006 and the Period from Inception (December 1, 2005) through July 31, 2006 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended July 31, 2007 and the Period from Inception (December 1, 2005) through July 31, 2006 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	36

Part II- Other Information	37

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2007	October 31, 2006
Assets

Current assets
Cash and cash equivalents	$16,904,000	$21,826,000
Accounts receivable	33,000	—
Costs and estimated earnings in excess of billings on uncompleted contracts	6,573,000	1,803,000
Prepaid expenses	537,000	112,000
Other current assets	53,000	52,000
Total current assets	24,100,000	23,793,000
Fixed assets
Land	3,650,000	—
Plant and equipment, net of accumulated depreciation of $211,000 and $118,000, respectively	1,012,000	988,000
Assets being developed for our own use	36,147,000	10,519,000
Total fixed assets	40,809,000	11,507,000
Intangible assets
Patent, net of accumulated amortization of $15,000 and $4,000, respectively	235,000	246,000
Intellectual property and proprietary technology	4,945,000	4,945,000
Purchased production capacity rights	846,000	—
Total intangible assets	6,026,000	5,191,000

Total Assets	$70,935,000	$40,491,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$4,744,000	$4,658,000
Accrued expenses	9,098,000	4,134,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	11,941,000
Total current liabilities	13,842,000	20,733,000

Note payable	2,520,000	—

Minority interest	4,008,000	4,002,000

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 110,099,050 and 85,646,358 shares issued and outstanding, respectively	110,000	86,000
Additional paid-in capital	94,279,000	44,185,000
Accumulated deficit	(43,824,000)	(28,515,000)
Total stockholders’ equity	50,565,000	15,756,000

Total Liabilities and Stockholders’ Equity	$70,935,000	$40,491,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

				Period from
				Inception
	Three Months Ended July 31,		Nine Months Ended	(December 1, 2005) through
	2007	2006	July 31, 2007	July 31, 2006
Revenues:
Contracting	$5,637,000	$7,806,000	$21,759,000	$12,351,000

Expenses:
Contracting	7,617,000	8,676,000	27,075,000	13,127,000
Selling, general and administrative	3,584,000	11,617,000	11,446,000	13,184,000
Total expenses	11,201,000	20,293,000	38,521,000	26,311,000

Loss from operations	(5,564,000)	(12,487,000)	(16,762,000)	(13,960,000)

Other income (expense):
Interest and other income	384,000	49,000	1,476,000	49,000
Interest expense	—	(13,000)	(17,000)	(1,426,000)

Minority interest in earnings of subsidiary	—	—	(6,000)	—

Net loss	$(5,180,000)	$(12,451,000)	$(15,309,000)	$(15,337,000)

Basic and diluted net loss per share	$(0.05)	$(0.17)	$(0.15)	$(0.21)

Weighted-average number of shares outstanding	110,049,962	75,512,391	105,377,430	71,393,614

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

		Period from
		Inception
	Nine Months	(December 1,
	Ended	2005) through
	July 31, 2007	July 31, 2006
Cash flows from operating activities
Net loss	$(15,309,000)	$(15,337,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	104,000	119,000
Minority interest in earnings of subsidiary	6,000	—
Compensation expense — employee and director stock options	6,175,000	9,052,000
Consulting and agents expense — consultant stock options	148,000	2,114,000
Interest expense upon exchange of note for common stock	—	1,413,000
Changes in:
Accounts receivable	(33,000)	(45,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,616,000)	(1,803,000)
Prepaid expenses and other current assets	(426,000)	(303,000)
Accounts payable	86,000	2,409,000
Accrued expenses	4,964,000	1,219,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,941,000)	10,801,000
Net cash (used in) provided by operating activities	(21,842,000)	9,639,000

Cash flows from investing activities
Assets being developed for our own use	(25,628,000)	(4,289,000)
Purchase of land	(3,650,000)	—
Purchase of assets in business combination	—	(1,000,000)
Purchases of plant and equipment	(117,000)	(51,000)
Net cash used in investing activities	(29,395,000)	(5,340,000)

Cash flows from financing activities
Proceeds from private placement of stock	47,000,000	20,264,000
Costs associated with sale of stock	(3,205,000)	(975,000)
Sale of minority interest	—	4,000,000
Proceeds from note payable to purchase land	2,520,000	—
Payments on note payable	—	(150,000)
Net cash provided by financing activities	46,315,000	23,139,000

Net (decrease) increase in cash and cash equivalents	(4,922,000)	27,438,000

Cash and cash equivalents
Beginning of period	21,826,000	—

End of period	$16,904,000	$27,438,000

Non-cash financing and investing activities:
Purchase of fixed assets and intangible assets in exchange for note payable	$—	$5,000,000
Repayment of note payable in exchange for issuance of common stock	$—	$5,000,000
Purchase of patent in exchange for issuance of note payable	$—	$250,000
Purchase of production capacity rights in exchange for construction receivable	$846,000	$—

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of July 31, 2007
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

NOTE 2—ORGANIZATION AND NATURE OF OPERATIONS

Nova is an energy company in the business of refining and marketing renewable diesel fuel products and related co-products.  Nova has developed technology for the production of biodiesel fuel from animal-derived fats, oils and greases and vegetable-based oils.  It also designs and constructs facilities for the production of biodiesel fuels.

Nova is now transitioning to its intended primary business of constructing and operating refineries that it will own and operate to refine and market its own products.  However, Nova’s initial focus was to design and build three biodiesel refineries for outside parties.  At July 31, 2007, Nova was constructing two biodiesel refineries for outside parties (see Note 3) and three additional biodiesel refineries for its own use (see Note 4).  Each refinery will use Nova’s proprietary, patented process-technology, which enables the use of a broad range of feedstocks which include, in particular, the use of lower cost, non-vegetable based feedstocks.

NOTE 3—CONSTRUCTION CONTRACTS

At July 31, 2007, Nova was constructing biodiesel refineries for separate outside parties in two locations: Sanimax Energy Inc. (formerly Anamax Energy Services, Inc.) in DeForest, Wisconsin; and Scott Petroleum Corporation in Greenville, Mississippi. Construction of a biodiesel refinery has been completed for Clinton County Bio Energy, LLC in Clinton County, Iowa.  Sanimax Energy accounted for 4% and 45% and Scott Petroleum Corporation accounted for 96% and 55% of contracting revenues during the three and nine months ended July 31, 2007, respectively.

The percentage of completion on construction contracts is estimated based on total costs incurred to date compared to estimated total costs at the outset of each contract.  At July 31, 2007, total amounts of construction contracts and the estimated percentage of completion are as follows:

	Contract	Percentage of
Contract	Amount	Completion
Clinton Country Bio Energy, LLC	$5,924,000	100%
Sanimax Energy Inc.	17,426,000	99%
Scott Petroleum Corporation	14,495,000	89%
	$37,845,000

The backlog balance represents the amount of revenue Nova expects to realize from work to be performed on uncompleted contracts in progress at period end.  Changes in contract backlog during the nine months ended July 31, 2007 and the backlog at July 31, 2007 are as follows:

Backlog balance at November 1, 2006	$19,764,000
Contract change orders during period	1,995,000
Less contract revenue earned during the period	(21,759,000)
Backlog balance at July 31, 2007	$—

During the quarter ended July 31, 2007, contract revenue included $1,995,000 from change order increases on construction contracts.  Nova does not expect to recognize future contract revenue from work remaining to complete these projects.

At July 31, 2007, estimated remaining expenditures to complete the construction of the plants being built for third parties approximate $8,113,000.  Of that amount, approximately $5,200,000 is committed through purchase orders issued to sub-contractors and equipment vendors for delivery of goods and services after July 31, 2007.

Cumulative costs and estimated earnings (losses) on uncompleted contracts and related amounts billed at July 31, 2007 and October 31, 2006 are as follows:

	July 31, 2007	October 31, 2006
Costs incurred on uncompleted contracts, including estimated losses	$48,987,000	$21,912,000
Estimated losses on uncompleted contracts	(11,142,000)	(5,826,000)
Net costs to be billed on uncompleted contracts	37,845,000	16,086,000
Less billings to date	(31,272,000)	(26,224,000)
	$6,573,000	$(10,138,000)

These amounts are reflected in the accompanying consolidated balance sheets at July 31, 2007 and October 31, 2006 under the following captions:

	July 31, 2007	October 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,573,000	$1,803,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(11,941,000)
	$6,573,000	$(10,138,000)

During the three and nine months ended July 31, 2007, $1,980,000 and $5,316,000, respectively, of additional estimated losses on contracts were recognized.  Cumulative losses on all three contracts are estimated to be $11,142,000.  Estimated losses on contracts totaling $5,826,000 were recognized and recorded during the period from inception (December 1, 2005) through October 31, 2006.

NOTE 4— ASSETS BEING DEVELOPED FOR OUR OWN USE

Assets being developed for our own use consist of three biodiesel refinery plants, one of which started construction in early fiscal year 2007, with expected completion dates during early fiscal year 2008 through fiscal year 2009.  Total estimated costs to be incurred for construction of the three facilities are between $215,000,000 and $265,000,000.  At July 31, 2007, construction expenditures of $36,147,000 have been recognized and, in addition, approximately $17,630,000 was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after July 31, 2007.

NOTE 5—NOTE PAYABLE AND SUPPLEMENTAL CASH FLOW INFORMATION

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

The maturities of long-term debt at July 31, 2007 are as follows:

Year ending July 31:
2008	$—
2009	52,000
2010	2,468,000
$2,520,000

Interest costs incurred on borrowed funds during the period of construction of capital assets is capitalized as a component of the costs of acquiring these assets. During the three and nine months ended July 31, 2007, $55,000 and $104,000, respectively, of interest was capitalized.

Cash paid for interest during the three and nine months ended July 31, 2007 was $55,000 and $121,000, respectively. Cash paid for interest during the three months ended July 31, 2006 and during the period from inception (December 1, 2005) through July 31, 2006 was $13,000 and $13,000, respectively.

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

				Period from
				Inception
	Three Months Ended		Nine Months	(December 1,
	July 31,		Ended	2005) through
	2007	2006	July 31, 2007	July 31, 2006
Weighted-average shares used to compute basic and diluted net loss per common share	110,049,962	75,512,391	105,377,430	71,393,614
Securities convertible into shares of common stock not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	6,052,365	5,716,802	6,052,365	5,716,802
Stock warrants related to private equity placements	15,525,845	6,890,337	15,525,845	6,890,337
Other stock warrants	—	104,250	—	104,250
	21,578,210	12,711,389	21,578,210	12,711,389

NOTE 7—INCOME TAXES

Nova did not incur any income tax expense during any of the periods presented due to operating losses and the related increase in the valuation allowance.

Nova has recorded a valuation allowance for the full amount of the net deferred tax assets because management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future.  At July 31, 2007, Nova had net operating loss carryforwards for federal income tax purposes of approximately $17,725,000 that may be offset against future taxable income.  To the extent not used, the net operating loss carryforwards will expire in 2026 and 2027.

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

NOTE 9—EQUITY INCENTIVE PLAN

Nova’s 2006 Equity Incentive Plan (“2006 Plan”) authorizes issuance of a maximum of 10,000,000 shares of common stock in connection with compensatory awards to employees and consultants.  At July 31, 2007, Nova had 2,869,774 shares remaining for future awards under the 2006 Plan.  At July 31, 2007, 4,557,331 of the non-qualified stock options granted pursuant to the 2006 Plan were vested and exercisable.

Non-cash stock for services expense for employees was $1,690,000 and $6,175,000 and for consultants was $0 and $148,000 for the three and nine months ended July 31, 2007, respectively.  Non-cash stock for services expense for employees was $8,190,000 and $9,052,000 and for consultants was $2,114,000 and $2,114,000 for the three months ended July 31, 2006 and for the period from inception (December 1, 2005) through 2006, respectively.

The fair value of the stock options granted during the nine months ended July 31, 2007 was computed using the Black-Scholes option-pricing model.  Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.6% to 4.8%), (2) expected option life of 10 years, (3) expected volatility of between 128% and 134% and (4) zero expected dividends.

It is anticipated that unvested options for employees and consultants at July 31, 2007 will result in compensation expense being recognized during the remainder of the year ending October 31, 2007 and in future years as follows:

August 1, 2007 through October 31, 2007	$1,509,000
Year ending October 31, 2008	3,209,000
Year ending October 31, 2009	295,000
Year ending October 31, 2010	160,000
$5,173,000

NOTE 10—OPTIONS AND WARRANTS

The weighted-average exercise prices of outstanding options and warrants at July 31, 2007 are as follows:

	Number of Options and Warrants	Weighted- Average Exercise Price
Options under 2006 Equity Incentive Plan:
Outstanding at October 31, 2006	5,698,991	$3.00
Option grants	426,500	$2.92
Forfeited options	(73,126)	$3.07
Outstanding at July 31, 2007	6,052,365	$2.99

Exercisable at July 31, 2007	4,557,331	$3.01

Warrants:
Private placement, July 2006	6,890,337	$2.40
Anti-dilution provisions, July 2006 placement	396,772	$2.40
Private placement, December 2006 (including 466,519 warrants issued to placement agent)	8,238,736	$2.72
Outstanding at July 31, 2007	15,525,845	$2.57

Overall weighted-average exercise price for outstanding options and warrants		$2.69

NOTE 11—CHANGES IN STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity from October 31, 2006 through July 31, 2007:

	Common Shares	Total
Balance at October 31, 2006	85,646,358	$15,756,000
Sale of common stock in private placement	24,352,334	43,795,000
Exercise of warrants, net issuance	100,358	—
Issuance of stock options	—	6,323,000
Net loss	—	(15,309,000)
Balance at July 31, 2007	110,099,050	$50,565,000

NOTE 12—COMMITMENTS

On March 7, 2007, a subsidiary of Nova entered into a biofuel tolling and off-take agreement with Scott Petroleum Corporation (“Scott”).  Under the agreement, Nova has agreed to purchase and Scott has agreed to sell 50% of the production of Scott’s biodiesel refinery in Greenville, Mississippi at approximately the production cost, excluding plant depreciation.  The agreement has a ten year term that will begin on the first date on which the refinery begins producing sufficient volumes of biodiesel and glycerin to sell in commercial quantities.  Nova will be entitled to any tax credits available for blending biodiesel and for selling the products that it purchases pursuant to the agreement.

Nova is required to pay a tolling fee and other costs to secure the right to purchase this production capacity.  Nova will have no ownership in the plant’s fixed assets and no ownership interest in the production company.  The costs related to the tolling agreement are expected to approximate $7,350,000, of which $3,350,000 will be paid on or before the refinery begins production and $4,000,000 will be payable over time in connection with the off-take of production.  Payments under the tolling fee agreement made after production begins will be subject to an interest charge of 7% per annum.

At July 31, 2007, Nova has paid $846,000 of the total expected costs. Purchased production capacity rights will be amortized using the straight-line method over the shorter of the estimated useful life or legal term of the off-take agreement after commercial production begins. These rights will be reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired.

Nova has executed rail car leases for 65 insulated tank cars to deliver raw material feedstocks and ship biodiesel.  The leases are effective for 60 months beginning upon delivery, and will be treated as operating leases. The monthly rent for each car is $760.  Nova plans to sublease these railcars under identical terms until they are needed in Nova’s operations, expected to be in the first quarter of 2008.  The first 20 of these rail cars were delivered in May and June 2007.

NOTE 13—CONTINGENCIES

In the normal course of business, Nova may become subject to lawsuits and other claims and proceedings.  These matters are subject to uncertainty and outcomes are not predictable with assurance.  Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Nova’s financial position, results of operations or liquidity.

NOTE 14—SUBSEQUENT EVENTS

On August 8, 2007, a subsidiary of Nova entered into a biodiesel sale and purchase agreement with ConAgra Trade Group, Inc. (“ConAgra”).  Under the agreement, ConAgra will purchase and take delivery from Nova of approximately 10,000,000 gallons per year of biodiesel produced at the Greenville, Mississippi refinery owned and operated by Scott and to be sold to Nova pursuant to a tolling and off-take agreement with Scott.   The purchase price will be the price per gallon invoiced by ConAgra to its customers or otherwise payable by ConAgra if it is the principal buyer less the costs of ConAgra’s provision of transportation, storage, and handling services or ConAgra’s transportation costs for the delivery of biodiesel, as applicable.  The price is subject to adjustment for quantity, price and tax incentive if the biodiesel is blended prior to its sale to ConAgra.  The initial term of the agreement will terminate upon the later of ten years from the first day of the calendar month in which the Company sells and delivers biodiesel to ConAgra pursuant to the agreement or on May 1, 2018, unless terminated earlier.  The agreement may be extended for successive five year terms.

On August 15, 2007, a subsidiary of Nova entered into an asset purchase agreement with Clinton County Bio Energy, L.L.C., an Iowa limited liability company (“CCBE”), and the  owners of CCBE.  Pursuant to the agreement, Nova agreed to acquire CCBE’s biodiesel refinery in Clinton County, Iowa and to assume long-term debt of approximately $3,400,000 and other specified liabilities of CCBE for cash of $8,190,000, subject to certain adjustments for changes in working capital.  The acquisition is subject to the satisfaction or waiver of certain closing conditions.  Under the terms of the agreement, the transaction is expected to close prior to our fiscal year end. There can be no assurances that the conditions to closing will be met or waived or that the transaction will occur and close as expected.

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

We believe our technology can process over 25 different animal-derived fats, oils and greases and vegetable-based oils with free fatty acid levels in excess of 20% and produce our two marketable products: ASTM D6751 standard biodiesel and technical grade glycerin.  Our ability to process a wide range of feedstocks, including single feedstock or blends of feedstocks, such as animal-derived feedstocks which usually have higher free fatty acid content, gives us a significant cost advantage because many of these feedstocks are residual by-products that have limited alternative uses.  Many of our competitors are limited to a more narrow range of feedstocks and, in many instances, their feedstock options are limited to vegetable-based oils, and they have little or no ability to process meaningful amounts of lower cost animal-based feedstocks.

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

Building Biodiesel Refineries that Nova Will Own and Operate: 180-220,000,000 Gallons of Annual Biodiesel Capacity

Our current and longer-term business focus is to build and profitably operate our own biodiesel refineries.  We are in the process of building three biodiesel refineries for our own use.  We have purchased a site in Seneca, Illinois and leased another 28 acre site in Muskogee, Oklahoma for two of these facilities.  The engineering and permitting processes for these three refineries are in progress and, pursuant to purchase orders we have issued, our sub-contractors and equipment vendors have procured and fabricated certain long-lead time items for 180,000,000 gallons per year of the capacity for the three refineries.  We are evaluating potential sites for additional refineries.

We evaluate a number of factors when selecting a site for development of the third and other future refineries, including the terms and conditions of the purchase or lease, the nature of the consideration, such as cash, debt or common or preferred equity of Nova Biosource Fuels or a project subsidiary or a combination of these forms of consideration, economic incentives provided by the seller or lessor, the nature of legislation or policies in the site’s jurisdiction promoting the production of biodiesel, existing storage, production and distribution infrastructure and availability of feedstock.  We have had discussions with third parties regarding the terms for acquisition or lease of future sites and expect in the future that we will likely continue to seek acquisition opportunities for additional sites.  No assurances can be given as to if or when these discussions will result in a definitive agreement.  Any such acquisition of a site for future development could be material to our business and operations.

Construction activity is underway for the 60,000,000 gallon per year refinery at Seneca, Illinois.  Construction is nearly complete for the process and administration buildings and the rail track to facilitate the delivery of feedstock and the transport of biodiesel and glycerin production.  We plan to have the Seneca refinery mechanically complete by the end of calendar year 2007.  Mechanical completion is a point of construction where all the basic equipment, buildings and infrastructure has been installed, connected and prepared to start operational testing.  Substantial completion is the next point of completion and typically follows mechanical completion by about thirty to sixty days.

We have entered into a biodiesel sale and purchase agreement with ConAgra Trade Group (“ConAgra”) and ConAgra has agreed to purchase the biodiesel fuel produced and to manage the truck, rail and barge transportation logistics for the refinery.  Kaluzny Brothers has agreed to supply the refinery’s feedstock requirements.

Completing Two Remaining Biodiesel Plants for Outside Parties: 50,000,000 Gallons of Annual Biodiesel Capacity

Our initial business focus was to design and build three biodiesel refineries for outside parties.  We completed the first full-scale refinery, which is designed to produce 10,000,000 gallons of biodiesel per year, in Clinton County, Iowa.  This refinery demonstrated production on a sustained and continuous throughput basis of more than 1,200 gallons per hour of biodiesel and met or exceeded the product specification requirements of ASTM D6751 for biodiesel from vegetable oil feedstock.  The refinery also produced, as a co-product, technical grade glycerin in excess of 97% purity.  The sustained production and quality was monitored and tested by an independent laboratory and an independent engineering firm and demonstrated the designed operational capacity and product quality of the refinery.

On August 15, 2007, a subsidiary of Nova entered into an asset purchase agreement with Clinton County Bio Energy, L.L.C., an Iowa limited liability company (“CCBE”), and the owners of CCBE.  This acquisition is discussed more completely above in Note 14 and below in Planned Activity for cash flows from financing activities.

We are nearing completion of the two other full-scale production facilities that we designed and built for outside parties.  One of these is being built near DeForest, Wisconsin under an agreement with Sanimax Energy Inc. (formerly Anamax Energy Services, Inc.).  The contract provides for the design and construction of a facility with a production capacity of 20,000,000 gallons per year along with an adjacent tank farm.  The Sanimax facility is currently producing commercial amounts of biodiesel from animal-based feedstock with a free fatty-acid content  of between 7 and 8% and technical grade glycerin in excess of 95% purity levels.  Test results from samples verify that the biodiesel produced is meeting or exceeding the specifications of ASTM D6751.

The targeted substantial completion date for the Sanimax facility is September 2007.  Our contracts define substantial completion as a point in construction when we demonstrate, and our customer agrees, that the refinery is capable of performing at certain warranted levels with respect to product quality, sustainable output volume and feedstock conversion ratios.  Additional completion work after a point of substantial completion is reached is inevitable, but the following completion phase is ‘wrap-up’ in nature.  The time period following substantial completion can vary but may typically be between 90 to 180 days.

The last plant that we are building for outside parties is located in Greenville, Mississippi.  The agreement with Scott Petroleum Corporation provides for the design and construction of a facility with a production capacity of 20,000,000 gallons per year.  The targeted substantial completion date is the early winter of 2007 if the owner completes the necessary owner-supplied facilities as planned in the current construction schedule.

For the Scott Petroleum refinery, we have an agreement for the right to receive 50% of this facility’s production over an initial ten year period at approximately the production cost, excluding plant depreciation.  We are required to pay a tolling fee and other costs to secure the right to purchase this production capacity.  These tolling fees and costs are expected to approximate $7,350,000.  An annual interest charge of 7% per annum will be assessed on the deferred tolling fee and infrastructure costs until those costs are recovered by Scott Petroleum.  This agreement is discussed more completely in Note 12 above.

There can be no assurances that the construction and completion of the Sanimax Energy or Scott Petroleum plants will not be delayed or that we will not incur additional costs to complete these refineries according to the applicable design-build agreement.

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

We are a “small business issuer” as defined by Rule 12b-2 of the Securities Exchange Act.  We, as recapitalized, have not had revenue or public float above $25,000,000 at the end of two consecutive fiscal years.  In accordance with Item 303 of Regulation S-B, we are providing a plan of operations and description of any off-balance sheet arrangements.  We also include a discussion and analysis of our liquidity and capital resources as of July 31, 2007 and of our results of operations for the nine months ended July 31, 2007 and for the period from inception (December 1, 2005) through July 31, 2006.

PLAN OF OPERATIONS

Current Plan of Operations

We are currently completing the construction of the last two of three biodiesel refineries originally planned for outside parties.  As a result, our results of operations and financial condition reflect, and for approximately the next three months will generally reflect, that of a biodiesel refinery engineering and construction company.  To a lesser extent, our next three months will also reflect the operating costs of now starting up the refineries that we will own and operate. If we are successful in implementing our main business strategy of building and operating refineries for our own account and entering into joint ventures with third parties for a portion of the production of other biodiesel refineries, our results of operations next year are anticipated to reflect more completely the initial revenues and expenses of a biodiesel refiner and marketer.  Accordingly, the results of operations and cash flows for the nine months ended July 31, 2007 and the fiscal period ended October 31, 2006 are not anticipated to be indicative of the results of operations and cash flows for future periods.

Execution of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned expenditure requirements.  We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating, capital and acquisition purposes for the remainder of fiscal year 2007 and early 2008.  As a result, we are in the process of seeking additional debt and equity funding.

Our current plan for growth during the remainder of fiscal year 2007 will depend on our ability to successfully execute our financial plan to raise capital and arrange for financing sufficient to accomplish the following integrated strategy:

•       We must obtain debt or equity financing necessary to implement and execute our business plan.

•       We must complete the remaining two biodiesel refineries that we designed and are building for outside parties and take measures to ensure these plants are operational at the contractually required levels of capacity and quality.

•       We intend to continue with the design and construction of three biodiesel refineries for our own account, and to secure adequate financing for construction and initial operation of these plants.  We anticipate that a 60,000,000 gallon per year biodiesel refinery will cost approximately $60,000,000 to $70,000,000 to build, exclusive of any capitalized interest costs, land acquisition costs, the costs of related or ancillary infrastructure and working capital costs.  However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost overruns.

•       We intend to complete the acquisition of the 10,000,000 gallon per year biodiesel refinery at Clinton County, Iowa, stabilize its operations and make capital improvements intended to allow the refinery to process lower cost, high free fatty acid feedstocks.

•       We must secure additional financing of at least $65,000,000 to $80,000,000 in the next few months to purchase and operate the plant we intend to acquire at Clinton County, to complete our first biodiesel refinery being built for our own account, to pay general and administrative expenses, and to pay operating expenses that we expect to incur during fiscal 2007 and early fiscal 2008 for those plants.  The financings may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques.

•       We intend to seek to arrange additional long-term contracts for the supply of low cost feedstock for our own biodiesel refineries, similar to the agreements already reached with Lipid Logistics, LLC with respect to the Seneca facility and ConAgra Trade Group with respect to the Muskogee facility.

•       We intend to enter into contracts for the sale of the biodiesel fuel produced from these plants, such as the agreements already reached with ConAgra Trade Group with respect to the biodiesel refineries being built in Seneca and Muskogee and Nova’s net production from the facility at Greenville.

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

Our corporate offices are located in Houston, Texas.  We have approximately 40 full-time equivalent employees in Houston, Texas, Butte, Montana and Seneca, Illinois.  We have six officers in our Houston office and two officers in our Butte office.  Six of our employees are responsible for our administrative and accounting functions.

Plan of Operations for Fiscal Year 2008

As we execute our current plan of operations, we intend to implement a business plan for fiscal year 2008 that includes:

•       Beginning operations at our owned biodiesel production facility in Seneca, Illinois (60,000,000 gallon annual capacity).

•       Effective and efficient operation of the Clinton County, Iowa biodiesel production facility that we expect to acquire in the fourth quarter of fiscal year 2007 (10,000,000 gallon annual capacity).

•       Seeking out additional opportunities to increase biodiesel refinery production capacity and cash flow through the construction and operation of biodiesel plants for our own account and through joint ventures.

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

•       Seeking out business or joint venture partners domestically as well as in foreign markets that can provide us strategic benefits in terms of long-term feedstock supply contracts, long-term commitments to buy biodiesel and capital commitments necessary to engineer, construct and operate biodiesel plants domestically and internationally.  Foreign opportunities likely would include joint venture partners for the construction and operation of biodiesel refineries in Latin America, the Caribbean, the U.K. and Europe.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balance

As of July 31, 2007, we had a cash balance of $16,904,000, down from a balance of $21,826,000 at October 31, 2006.  Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $4,922,000 net decrease in cash during the nine months ended July 31, 2007:

•                  Financing activities:                 $46,315,000 of net cash provided by financing activities primarily from the sale of equity securities in December 2006, which is discussed in Note 8 to the consolidated financial statements.

•                  Investing activities:                      $29,395,000 of net cash used in investing activities, primarily to build our own refineries, including land acquisition and construction costs at Seneca, Illinois, which is discussed in Note 4 to the consolidated financial statements.

•                  Operating activities:                $21,842,000 of net cash used in operating activities, primarily to complete the construction of refineries we are building for outside parties, mostly Sanimax Energy Inc. and Scott Petroleum Corporation, which is discussed in Note 3 to the consolidated financial statements.

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

We are using the funds generated from the private placement for the costs of building the first three refineries that we will own and operate for ourselves, for completing the plants under construction for outside parties, and for general operations.

In January 2007, we issued a promissory note payable to a bank for $2,520,000 for the purchase of land, which is described in the investing activities section below.

The $23,139,000 of net cash raised from financing activity during the period from inception (December 1, 2005) through July 31, 2006 was primarily related to issuing stock in a private placement during July 2006 ($18,939,000) and sale of a minority interest in a subsidiary that owns and will operate our refinery in Seneca, Illinois ($4,000,000).

Planned Activity

We will need to enter into additional debt and equity financing arrangements to meet our projected financial needs for operations and completing the construction of the biodiesel refineries that we will own and operate for ourselves.  The financing may consist of debt, common or preferred stock, project financing or a combination of these financing techniques.

Additional debt will increase our leverage and interest costs and will likely be secured by certain of our assets (other than the Clinton County Plant); additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders.  It is likely that the terms of any project financing would include customary financial and other covenants on Nova Biosource Fuels’ project subsidiaries, including restrictions on the ability to make distributions to

Nova Biosource Fuels, to guarantee indebtedness of Nova Biosource Fuels and to incur liens on the refineries of such project subsidiaries, among others.

In August 2007, we entered into an agreement to purchase the biodiesel refinery we constructed for Clinton County Bio Energy, L.L.C. (“CCBE”), which is discussed in Note 14 to the consolidated financial statements.  We intend to complete a debt financing concurrently with the closing of this acquisition.  This debt is intended to provide the cash needed to purchase the refinery, fund additional working capital requirements, enable us to add equipment to process high free fatty acid feedstocks and fund other general corporate purposes.  This acquisition, which is expected to close prior to our fiscal year end, will require a cash payment of approximately $8,190,000, assumption of approximately $3,400,000 of existing debt, and additional working capital funding of approximately $500,000.

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

Cash Flows from Investing Activities

Current Activity

On January 11, 2007, we acquired 54 acres of land for our Seneca refinery for $3,650,000.  We made a cash down payment of $1,130,000 and issued a promissory note payable to a bank for $2,520,000.  During the nine months ended July 31, 2007, we also spent an additional $25,628,000 for equipment and construction costs at our plant sites, primarily the first facility that we will own and operate in Seneca, Illinois.  Spending for plant construction and equipment costs at Seneca for this period was $21,432,000 and we spent another $4,196,000 for long-lead time equipment that we will install at the next two refineries we will build.  The long-lead equipment is the primary processing equipment for the 120,000,000 gallons of annual biodiesel production capacity for our next two refineries as well as the 60,000,000 gallons of production capacity equipment now installed at Seneca.

It is important to note that in the summer of 2006 we placed firm orders for long-lead time process equipment for the first three refineries we plan to build. We placed the orders not only have the equipment available to us at an early point in the construction process but also to obtain pricing for the stainless steel-based equipment at a time when the price of stainless steel was escalating rapidly.  By committing to equipment and related stainless steel costs, particularly for the second and third refineries we plan to build, based on the relative price difference for stainless steel between July 2006 and September 2007, we believe we avoided approximately $4,000,000 of higher costs than if we had waited to place the orders for the equipment later in 2007.

On August 15, 2007, a subsidiary of Nova entered into an asset purchase agreement with CCBE.  Pursuant to the agreement, we agreed to acquire CCBE’s biodiesel refinery which we built in Clinton County, Iowa and to assume long-term debt of approximately $3,400,000 and other specified liabilities of CCBE for cash of $8,190,000, subject to certain adjustments for changes in working capital.  The transaction is expected to close prior to our fiscal year end. There can be no assurances that the conditions to closing will be met or waived or that the transaction will occur and close as expected.  We expect to finance this purchase with proceeds from the debt financing mentioned above.

We also plan capital expenditures of up to $3,000,000 over the next year to enable the plant to process feedstock with higher free fatty acid content.  Because of the superior design and technology of this plant, the refinery already produces biodiesel of a much higher quality than biodiesel produced from traditional, water-intensive processes used by most other biodiesel producers who primarily rely on vegetable-based oils.  However, the plant was originally designed to produce biodiesel only from soy and other vegetable-based oils with much lower free fatty acid content.  The additional equipment that we intend to add will enable the plant to continue to produce the same superior quality biodiesel but from a much wider range of lower cost feedstocks that include animal-derived fats, oils and greases.

After installing the additional equipment, we intend to work with the Clinton Regional Development Corporation to procure additional acreage and railroad access for the site to permit expansion of the refinery’s capacity by up to an additional 20,000,000 gallons per year.  Such expansion would likely require Nova or its operating subsidiaries to obtain additional debt or equity financing and there can be no assurance that the Clinton Regional Development Corporation will be able to procure the additional acreage and rail access for the site on terms and conditions acceptable to us, if at all.

There was $1,000,000 of cash investing activity in the prior year period from inception (December 1, 2005) through July 31, 2006 that was related to the purchase price of approximately $6,000,000 for the assets and working capital of Biosource Fuels, LLC (an independent and non-affiliated company).  The balance of $5,000,000 of the purchase price for the assets was paid by issuing a note payable.  The note payable was subsequently repaid by issuing common stock.  A premium of $1,413,000 in the value of common stock issued in exchange for the note payable was charged as a non-cash interest expense as a result of the exchange of the note for stock.  In addition, expenditures of $4,289,000 were made for equipment and construction costs at our plant sites.

Planned Activity

The costs to build the first three refineries that we will own and operate and that will have an estimated production capacity of between 180,000,000 and 220,000,000 gallons per year are estimated to be between $215,000,000 and $265,000,000.  These cost estimates include land acquisition costs, costs of related or ancillary infrastructure and working capital costs.

The first project began construction in early 2007 and all three projects have estimated completion dates during early fiscal year 2008 through fiscal year 2009.  At July 31, 2007, we have recorded cumulative construction expenditures of approximately $36,147,000.  In addition, we are committed to approximately $17,630,000 of costs through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be delivered after July 31, 2007.

During the remainder of fiscal year 2007, we expect to make additional capital expenditures of up to $18,500,000 for these plants.  This amount includes the contractual obligations at July 31, 2007 discussed above for plants being built for our own use.  Most of the expenditures will relate to our Seneca refinery, which is scheduled to be completed in the first half of fiscal 2008.  Capital expenditures in fiscal 2008 to complete our Seneca facility and improve the Clinton plant are budgeted to be up to another $21,000,000.

Cash Flows from Operating Activities

Current Activity

For the nine months ended July 31, 2007, cash used in operations was $21,842,000.  The primary net use of cash in operations was spent on construction costs of plants for outside parties.  Cash used for general corporate operating purposes was approximately $5,033,000 for the period.

 Cash provided by operations during the period from inception (December 1, 2005) through July 31, 2006 was $9,639,000.  The primary funding of operations was received as cash advances from customers related to contracts in progress.

Planned Activity

We expect to use approximately $8,113,000 of net operating cash to complete the remaining two plants being built for outside parties.  Of this amount, approximately $5,200,000 is committed through purchase orders issued to sub-contractors and equipment vendors for delivery of goods and services after July 31, 2007.  During the next quarter, we also expect to use approximately $2,000,000 of net operating cash for general corporate operating purposes.

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for our own use, construction commitments for plants being built for outside parties, repayment of amounts borrowed through issuance of a note, payments for production capacity rights, and obligations under our operating lease agreements.

Contractual obligations at July 31, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	More Than 1 Year	Total

Construction commitments for plants being built for:
Our own use	$17,630,000	$—	$17,630,000
Outside parties	5,250,000	—	5,250,000
Note payable	—	2,520,000	2,520,000
Payments for production capacity rights	3,970,000	2,530,000	6,500,000
Operating lease obligations	340,000	1,428,000	1,768,000
	$27,190,000	$6,478,000	$33,668,000

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

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Nine Months Ended July 31, 2007 and for the Period from Inception (December 1, 2005) through July 31, 2006

Contracting revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We earned contracting revenues of $21,759,000 for the nine months ended July 31, 2007 and incurred contracting expenses on contracts in progress of $27,075,000 for the same period.  Contracting expenses include provisions for estimated contract losses of $5,316,000 which were recorded during the nine months ended July 31, 2007.  These additional losses primarily relate to costs that we expect to incur to complete our contractual obligations that will not be reimbursed by our customers.  We incurred selling, general and administrative expenses of $11,446,000 during the nine months ended July 31, 2007.  Included in this amount are non-cash, share-based compensation expense of $6,175,000 for options granted to certain key employees and $148,000 for options granted to certain key consultants under our 2006 Equity Incentive Plan.

During the period from inception (December 1, 2005) through July 31, 2006, contracting revenues were $12,351,000 and contracting expenses were $13,127,000.  Selling, general and administrative expenses were $13,184,000 during the same period and included $11,166,000 of non-cash, share-based compensation expense.

Interest income was $1,451,000 during the nine months ended July 31, 2007.  We earned this interest primarily on the unspent proceeds from the sale of our equity securities in December 2006 which is described above.  There was $49,000 of interest income during the period from inception (December 1, 2005) through July 31, 2006.  Interest costs of $104,000 during the nine months ended July 31, 2007 were capitalized as a cost of constructing our refinery in Seneca.

During the period from inception (December 1, 2005) through July 31, 2006, we recorded a non-cash interest expense of $1,413,000 as a result of issuing 1,333,333 shares of common stock to Biosource Fuels, LLC in exchange for the cancellation of our debt obligation that arose as a result of the acquisition of the business of Biosource Fuels.

The net loss for the nine months ended July 31, 2007 was $15,309,000 or $0.15 per common share.  The net loss for the period from inception (December 1, 2005) through July 31, 2006 was $15,337,000 or $0.21 per common share.

The net loss for the three months ended July 31, 2007 and 2006 was $5,180,000 or $0.05 per share and $12,451,000 or $0.17 per share, respectively.

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

Business Combinations

We allocate the purchase price of acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the time of acquisition.  Typically, we engage independent third-party appraisal firms to assist us in determining the fair value of assets acquired and liabilities assumed.  This valuation requires significant estimates and judgments, especially with respect to long-lived and intangible assets.

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

We are currently in an early stage of our current business plan and have only completed the design and construction of one biodiesel refinery for an outside party.  We have no operating history with respect to the construction and operation of biodiesel refineries for our own use.  Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our common stock in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies.  Despite best efforts, we may never overcome these obstacles to achieve financial success.

Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us.  There can be no assurance that our efforts will be successful or result in revenue or profit.  There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

Unanticipated problems or delays in building biodiesel refineries to the proper specifications may harm our business and viability.

Our current operating cash flow depends on our ability to timely design, construct and complete our remaining two biodiesel refineries for the account of outside parties.  In addition, our business strategy involves the design, construction and operation of biodiesel refineries for our own account.  If our engineering and construction operations are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback.   Prolonged problems may threaten the commercial viability of these project completions.  Moreover, the occurrence of significant unforeseen conditions or events in connection with these contracts may require us to reexamine the thoroughness of our due diligence and planning processes.  Any change to our business model or management’s evaluation of the viability of these projects may adversely affect our business.

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

We expect that current capital and other existing resources will be sufficient to provide only a limited amount of capital to operate and build our plants.   The revenues generated from designing and building biodiesel refineries for third parties will be insufficient to cover the anticipated final costs of construction and the proceeds from our most recently completed private placements of securities are not sufficient to fund operations and planned growth of owning and operating our own refineries.  We will require additional capital to continue to expand our business beyond the initial phase.  There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all.  If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

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

We will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means.  There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all.  In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means.  Future financings through equity investments are likely, and these are likely to be dilutive to the existing shareholders, as we issue additional shares of common stock to investors in future financing transactions.  Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under employee equity incentive plans, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results.

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

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, equipment fabricators, transportation, logistics and marketing services providers and biodiesel customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment.  These realities are subject to change and may impair our ability to grow.

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

As of July 31, 2007, we had approximately 40 full-time equivalent employees.  Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel.  We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business.  We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions.  Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market and other conditions.  No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found.  If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

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

In addition, approximately thirty-one states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs.  These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel may have a material and adverse effect on our results of operations and financial condition.

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

Even if the Nova process consistently produces biodiesel that complies with ASTM D6751 and other applicable standards, actual or perceived problems with quality control in the industry generally may lead to a lack of consumer confidence in biodiesel and harm our ability to successfully market biodiesel. For example, the State of Minnesota temporarily suspended its 2% biodiesel, or B2, mandate on at least two occasions due to concerns about biodiesel quality.  Similar quality control issues in biodiesel that is produced by other industry participants could result in a decrease in demand or mandates for biodiesel, with a resulting decrease in our revenue. Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our biodiesel, which in turn could decrease our sales, harm our business and adversely affect our financial condition.

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

This may cause the demand for our biodiesel in colder climates to diminish seasonally.  This may also require us to use particular feedstocks that customers believe are better suited for their climate, which could require us to purchase more expensive feedstocks and increase our cost of sales.  In addition, the testing conducted by the Biodiesel Cold Flow Consortium showed that successful blending of biodiesel with petroleum-based diesel would require the biodiesel to be heated to approximately 10 ºF above its cloud point.  This would necessitate the use of heated facilities in order to produce a blended product, which would increase blending costs and the resulting cost of biodiesel sold to the public.  Further, at low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks, which would increase storage costs.  Any reduction in the demand for, or increased costs of, our biodiesel will reduce our revenue and have an adverse effect on our financial condition and results of operations.

Our commercial success will depend in part on our ability to obtain and maintain protection of our intellectual property.

Our success will depend in part on our ability to maintain or obtain and enforce patent and other intellectual property protection for our technologies and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties.  We have obtained or developed rights to patents and patent applications in the United States and internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology.  Significant aspects of our technology are currently protected as trade secrets, for which we intend to file patent applications when appropriate  The description of the processes currently protected as trade secrets is likely to be published at some point in the patent application process with no assurance that the related patents will be issued.  Further, certain confidentiality agreements may expire prior to the issuance of the relevant patent. There can be no assurance that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage.  We cannot be certain that the creators of our technology were the first inventors of inventions covered by our patents and patent applications or that they were the first to file.  Accordingly, there can be no assurance that our patents will be valid or will afford us with protection against competitors with similar technology.

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

Competition may impair our success.

We face competition from other producers of biodiesel with respect to procuring feedstock, obtaining suitable properties for the construction of biodiesel refineries and selling biodiesel and related products.  Such competition could be intense, thus driving up the cost of feedstock and driving down the price for our products.  Competition will likely increase as prices of energy in the commodities market, including petroleum and biodiesel, rise, as they have in recent years.  Additionally, new companies are constantly entering the market thus increasing the competition.

Larger foreign owned and domestic companies who have been engaged in this business for substantially longer periods of time, such as vertically integrated agricultural and food supply companies such as ADM and Bunge, or who decide to enter into our industry, such as Tyson and ConocoPhillips, may have access to greater resources.  These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstocks, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage.  In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operations and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

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

We believe that the current political environment for construction of biodiesel refineries is sufficiently supportive to enable us to plan and implement our operations.  However, there are risks that conditions will change in an adverse manner.  These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, environmental issues, land use, air emissions, water use, zoning, workplace safety, union organizing activity, restrictions imposed on the biodiesel fuel industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls.  Any changes in biodiesel fuel, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business and future financial results.

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

Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business.  We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them.  These could result in a material adverse effect on our prospects, business, financial condition and our results of operations.

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

Our internal review remains open pending notice by the NASD staff that its review is closed and we cannot predict what action, if any, we may take or what action, if any, the NASD staff may finally recommend or whether it will refer its review to governmental agencies for further investigation or enforcement action. Members of our board of directors and management may spend considerable time and effort addressing this matter.  This expenditure of time and effort may adversely affect our business, results of operations and financial condition.  Further, the resolution of this review could result in the administrative, civil or injunctive proceedings, sanctions, fines or other penalties, the loss of key personnel and increased review and scrutiny of us by regulatory authorities and others.

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

These and other factors are largely beyond our control, and the impact of these risks, singly or taken together, may result in material adverse changes to the market price of the common stock and/or our results of operations and financial condition.

Shares of our common stock that previously could not be traded without restriction are currently eligible for trading upon compliance with Rule 144.

As of September 10, 2007, 110,099,050 shares of our common stock were issued and outstanding.  Of the shares outstanding as of such date, approximately 46,896,208 shares were “restricted securities” and were not eligible for trading without compliance with Rule 144 of the Securities Act.  On April 3, 2007, substantially all such shares had satisfied the initial one-year holding period of Rule 144.

 As a result, the “restricted securities” are eligible for trading so long as all the requirements of Rule 144 are met.  During the period from May 1, 2007 to September 10, 2007, stockholders holding 1,803,858 shares of common stock submitted to us requests for the removal of the restrictive legends pursuant to Rule 144.  No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock.  If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline.  The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants and options may be eligible for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock.  As of July 31, 2007, we had options and warrants outstanding that may be exercised at various times to acquire 21,578,210 shares, or approximately 16.4%, of our common stock on a fully diluted basis.  The future sale of these shares may adversely affect the market price of our common stock.  Shares issued upon exercise of our outstanding warrants and options will also cause immediate and substantial dilution to our existing shareholders.  In addition, as long as these warrants and options remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

Our existing shareholders can exert significant influence over us.  Their interests may not coincide with yours and they may make decisions with which you may disagree.

Kenneth T. Hern, our Chairman and Chief Executive Officer, J.D. McGraw, our President, and Dallas Neil, our Vice President of Marketing, own approximately 12.7%, 12.7% and 9.4%, respectively, of our outstanding common stock.  As a result, these shareholders, acting individually or together, could exert significant influence over substantially all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these shareholders.  The interests of these shareholders may not always coincide with our interests as a company or the interest of other shareholders.  Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our system of internal controls over financial reporting during the quarter ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not subject to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during this fiscal quarter that ended July 31, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

2.1

Asset Purchase Agreement between Nova Biofuels Iowa, LLC, Clinton County Bio Energy, L.L.C. and the Members of Clinton County Bio Energy, L.L.C. (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 16, 2007).

3.1*	Bylaws of Nova Biosource Fuels, Inc. (composite as amended).

10.1*	Change Order One, dated June 28, 2007 to the agreement dated March 31, 2006 between Biosource America and Scott Petroleum Corporation.

10.2*	Change Order Two, dated July 2, 2007 to the agreement dated March 31, 2006 between Biosource America and Scott Petroleum Corporation.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.

September 13, 2007	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

September 13, 2007	/s/ David G. Gullickson
David G. Gullickson
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Asset Purchase Agreement between Nova Biofuels Iowa, LLC., Clinton County Bio Energy, L.L.C. and the Members of Clinton County Bio Energy, L.L.C. (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 16, 2007).

3.1*	Bylaws of Nova Biosource Fuels, Inc. (composite as amended).

10.1*	Change Order One, dated June 28, 2007 to the agreement dated March 31, 2006 between Biosource America and Scott Petroleum Corporation.

10.2*	Change Order Two dated July 2, 2007 to the agreement dated March 31, 2006 between Biosource America and Scott Petroleum Corporation.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.