Form 10KSB
period 2007-10-31
NOVA BIOSOURCE FUELS, INC.
filed 2008-02-08
CIK 1137469

Use these links to rapidly review the document
Table of Contents
ITEM 7. FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20541

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-32531

NOVA BIOSOURCE FUELS, INC.
(Name of Small Business Issuer in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2028450 (I.R.S. Employer Identification No.)
363 North Sam Houston Parkway East, Suite 630 Houston, Texas (Address of principal executive offices)	77060 (Zip Code)
(713) 869-6682 (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	American Stock Exchange

        Securities registered under Section 12(g) of the Exchange Act:

Title of Class
None

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The Registrant's total revenues for the fiscal year ended October 31, 2007 were approximately $24,938,000.

        As of December 31, 2007, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sales price of the Common Stock as reported on the American Stock Exchange was approximately $207,255,000. As of December 31, 2007, 110,047,966 shares of Common Stock of the Registrant were outstanding.

        Documents Incorporated By Reference: None.

        Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

Nova Biosource Fuels, Inc. and Subsidiaries

Annual Report on Form 10-KSB for the Year Ended October 31, 2007

i

Basis of Presentation

        In this Annual Report on Form 10-KSB, the terms "Nova," "the Company," "we," "our" and "us" refer to Nova Biosource Fuels, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis. The term "Nova Biosource Fuels" refers to Nova Biosource Fuels, Inc. on a stand alone basis only, and not its subsidiaries. The term "Nova Oil" refers to Nova Oil, Inc. prior to the share exchange with Biosource America, Inc. on March 31, 2006. Nova Oil, Inc. changed its name to Nova Biosource Fuels, Inc. on September 12, 2006.

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

Forward-Looking Statements

        This Annual Report contains forward-looking statements. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, future financial or business performance, plans, goals, strategies, intent, beliefs or current expectations. Specifically, forward looking statements may include statements preceded by, followed by or that include the words: "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," "project," "forecast" and the like, or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Statements contemplating or making assumptions about actual or potential future sales, economic performance, financial condition, business prospects, revenue, income, market size, refinery construction, testing, completion and production schedules, collaborations, and trends or operating results also constitute forward-looking statements.

        Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that could cause actual results to differ include general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service, and other risks referenced from time to time in our SEC filings and those factors listed under "Item 6. Management's Discussion and Analysis or Plan of Operation—Risk Factors."

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

ITEM 1.    DESCRIPTION OF BUSINESS

Overview

        We are an energy company that refines and markets biodiesel meeting or exceeding the specifications and quality standards published by the American Society of Testing and Materials—ASTM D6751. Our strategy is to profitably use our patented, proprietary biodiesel technology and become the industry leader in the production of biodiesel. Biodiesel is a clean burning, biodegradable and renewable fuel made from a variety of feedstocks, such as animal-derived fats, oils and greases and vegetable-based oils. Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel.

        We currently own three fully continuous flow biodiesel refineries. Our largest full scale refinery is under construction in Seneca, Illinois, a second full scale refinery is operational in Clinton County, Iowa, and our third is a smaller scale biodiesel refinery in Butte, Montana, which we use primarily for research, development and technology demonstration purposes.

        We believe our technology allows us to process over 25 different animal-derived fats, oils and greases and vegetable-based oils with free fatty acid levels in excess of 20% and produce our two marketable products: ASTM D6751 standard biodiesel and technical grade glycerin. Our ability to process a wide range of feedstocks, including single feedstock or blends of feedstocks, such as animal-derived feedstocks which usually have higher free fatty acid content, gives us a significant cost advantage because many of these feedstocks are residual by-products that have limited alternative uses. Many of our competitors are limited to a more narrow range of feedstocks and, in many instances, their feedstock options are limited to vegetable-based oils, and they have little or no ability to economically process meaningful amounts of lower cost animal-based feedstocks.

        Our Seneca, Illinois refinery is designed to have production capacity of 60,000,000 gallons per year. It is mechanically complete and we are in the process of preparing for start-up operations by March 2008. We have entered into feedstock supply and biodiesel sale agreements for the requirements of this refinery and have secured debt and equity financing in an amount we believe is sufficient to complete the refinery and commence operations in the near future. The Clinton County, Iowa refinery is fully operational and has a production capacity of 10,000,000 gallons per year.

        We are also in the process of building two additional biodiesel refineries for our own use. We have secured a site in Muskogee, Oklahoma and we are evaluating potential sites for additional refineries. We have started the engineering and permitting process and have purchased and fabricated certain long-lead time process equipment, which are ready to be installed upon completion of site selection and preparation. The equipment would be the primary equipment for additional capacity of 120,000,000 gallons per year.

        Our initial focus was to design and build biodiesel refineries for third parties while we transitioned to our primary business plan of building and operating our own refineries. We have finished this initial phase of our business plan with the completion of the design, construction and startup of three full scale biodiesel refineries for third parties. The first refinery was the Clinton County refinery (which we purchased from the owner in September 2007). The second refinery was built near DeForest, Wisconsin for Sanimax Energy, Inc. and has a production capacity of 20,000,000 gallons per year. The plant was completed in October 2007. The last such refinery was built in Greenville, Mississippi for Scott Petroleum Corporation. The Scott refinery has a production capacity of 20,000,000 gallons per year and was mechanically complete in October 2007. The plant is currently in the start-up phase. We have an agreement with the owner for the right to purchase 50% of the refinery's production at approximately the production cost. There can be no assurances that the completion of the refinery will not be delayed.

Biodiesel Industry Overview

        Biodiesel is a clean burning, biodegradable and renewable, natural fuel composed of mono-alkyl esters of long chain fatty acids derived from vegetable oils, animal fats and recycled cooking oils. Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel. In addition, 100% biodiesel fuel, or B100, can be used in all compression-ignition (diesel) engines without modifications, which some end users use in environmentally sensitive areas and for large fleets of diesel powered vehicles.

        In the United States, the majority of the consumption will likely be a blend of 20% biodiesel and 80% petroleum diesel, or B20, although a B5 blend of 5% biodiesel and 95% petroleum diesel is also common in the U.S. and is the most common blend in Europe and Australia. Currently, the key markets in the U.S. for biodiesel and biodiesel blends are diesel blending facilities and distributors, government fleets, mass transit vehicles, commercial fleets and marine fleets, as well as for general use in environmentally sensitive areas. One example of government fleet use is the Portland Water Bureau, which, since 2006, uses a B99 blend (99% biodiesel, 1% petroleum diesel) in its city-owned, diesel-powered vehicles and equipment from spring through fall and a B50 blend (50% biodiesel, 50% petroleum diesel) in the winter.

        The biodiesel market has grown significantly over the past several years with most consumption concentrated in the federal, state and local government. According to the National Biodiesel Board, U.S. biodiesel production was approximately 15,000,000 gallons in 2002 and U.S. production has grown to an estimated 450,000,000 gallons in 2007. By comparison, the European biodiesel market is more mature than the U.S. market, having consumed approximately 1 billion gallons of biodiesel in 2005.

        Drivers of the biodiesel market include:

  •
  Beneficial government initiatives and incentives.  Initiatives and incentives at the federal, state and local government levels enhance the economics and market demand for biodiesel production. These initiatives include tax credits as well as mandates for increased use of biodiesel and biodiesel blends.

  •
  Environmental benefits.  Biodiesel is biodegradable, nontoxic and essentially free of sulfur and aromatics. Additionally, biodiesel reduces tailpipe exhaust emissions, greenhouse gas emissions and sulfur dioxide emissions (acid rain) and minimizes black smoke and smog-causing particulate matter.

  •
  Easy integration into existing infrastructure.  As discussed above, biodiesel can be used in diesel engines with no modifications as B100 or mixed with petroleum diesel, such as the B20 and B5 blends. A blended biodiesel may enhance petroleum diesel because it has the ability to extend engine life and decrease operating expenses due to the increase in engine lubricity.

  •
  Increased energy security.  U.S. domestic oil production has continuously declined while demand has grown since the mid-1980s, increasing dramatically our nation's import requirements. Use of biodiesel, which can be produced with a variety of feedstocks from both domestic and worldwide sources, can help reduce dependence on imported oil. Many of these feedstocks are normally unfit for human consumption.

  •
  Imbalance of supply and demand.  We believe that the biodiesel industry lacks sufficient capacity for production of high quality B100 to meet current and anticipated demand for biodiesel. The United States consumes over 60 billion gallons per year of petrodiesel based on 2006 volumes reported by the Energy Information Administration for No. 1 and No. 2 diesel and fuel oils. Therefore, a mandated blend as low as B5 would require 3 billion gallons of biodiesel production per year. The National Biodiesel Board reports that only 450,000,000 gallons of biodiesel were produced in the United States in 2007 (see chart above), even though 171 biodiesel refineries were operational as of January 25, 2008 with a reported capacity of just over 2 billion gallons per year.

Biodiesel Refining Process, Quality Standards and Feedstocks

  Refining Process.

        Biodiesel is produced through a process called transesterification, which was first conducted using vegetable oil in 1853. Transesterification involves reacting organically-derived fats, oils and greases with an alcohol, typically methanol, in the presence of a base catalyst, typically sodium or potassium hydroxide (common caustic potash), to form methyl esters, or biodiesel, and glycerin.

        Tradition.    The traditional process typically requires feedstock (frequently soybean oil) with a free fatty acid content of less than 2% because the presence of higher free fatty acid content during the transesterification process can produce soap, which can prevent the separation of the biodiesel from the glycerin resulting in yield losses and higher production costs.

        For this reason, using high free fatty acid feedstocks in the traditional process requires a pretreatment step, consisting of either a steam stripping process to remove the free fatty acids or an acid esterification process to reduce the feedstock's free fatty acids through a chemical reaction that uses acids, such as sulphuric or hydrochloric acid, which are later removed after transesterification using a water wash process.

        The traditional process then incorporates a settling or centrifugation process or desiccant drying media to reduce the water content of the biodiesel, while the glycerin mixture undergoes a separate process to remove methanol and to produce a crude glycerin of less than 90% purity. While the normal feedstock to biodiesel input-output ratio is approximately 8 to 9 pounds of feedstock for every one gallon of biodiesel produced, the use of greater than 2% free fatty acid feedstocks in the traditional method reduces the amount of biodiesel yield considerably due to the increased need for the acid esterification or steam stripping processes and the subsequent acid neutralization and co-product removal process. The entire process typically takes approximately 40 hours per batch produced.

        Innovation.    Nova's technology and continuous refining processes are fundamentally different from the traditional batch processes.

  Quality Standards.

        In the U.S., biodiesel quality is measured by ASTM Standard D6751, which specifies the required properties of B100 biodiesel for use as a blend component with petroleum diesel fuel oils. This standard specifies, among other qualities, maximum amounts of free glycerin, total glycerin, water and sediment content, sulfated ash, total sulfur, copper corrosivity, carbon residue and, magnesium, calcium, sodium and phosphorous. The standard also specifies minimum flash point and cetane number. Compliance with these standards requires a process that provides for complete transesterification and efficient and thorough separation and purification processes.

        ASTM standards are likely to be modified in the near future. Recently, after nearly six years of collaboration, ASTM subcommittees granted approval of a new specification that will cover B6 to B20 blends of biodiesel. A revised biodiesel blend specification was approved by ASTM International's D02 Subcommittee E at the semi-annual ASTM meetings held in December 2007 and is intended to clear the way for greater automaker approval of B20. According to the proposed revised specification, the biodiesel portion of the B6-to-B20 specification must meet the standard for B100 biodiesel prior to blending, and the finished blend must meet the widest of the specifications for either No. 1 or No. 2 diesel. Parameters to measure acid number and stability were also added to the finished blend specification as an additional assurance of the fuel's stability over time. In addition, the proposed revised specifications allow the 90% distillation point to be 5°C higher for the blend.

        The subcommittee also made refinements to the current standard for B100 biodiesel, ASTM D6751. Changes to the B100 blend stock specification were needed to address the potential issue of filter clogging above the cloud point with B20 and lower blends. This proposed revision passed Subcommittee E in early December 2007. This revision is important because ASTM members had previously voted in December 2006 that finished blends would not be allowed to pass until this issue was addressed at the B100 level.

        Other revised ASTM specifications are likely to increase the use of biodiesel. ASTM International's D02 Subcommittee E at the semi-annual ASTM meetings held in December 2007 adopted revised specifications for diesel fuel (ASTM D975) and for home heating oil (ASTM D396) that would allow the blending of biodiesel into petroleum diesel or home heating oil. The biodiesel portion must meet the ASTM D6751 standard prior to blending and the revised specifications limit the biodiesel content to 5% and lower. Except for permitting the blending of B5 biodiesel, the specifications remain the same as those currently in place with no changes.

        All of the revised specifications will now need final approval from the Main Committee at the June 2008 ASTM meeting.

        The majority of Original Equipment Manufacturers (OEMs) view the adoption of an ASTM blended fuel specification as a key component for full, universal acceptance of B20. For example, Chrysler has previously announced the company plans to issue formal support for B20 once ASTM has formally approved B20 specifications. Even without the proposed revisions, hundreds of major fleets are using B20 biodiesel, including all branches of the U.S. military for administrative uses and more than 200 school districts. Biodiesel blends are available to the public at more than 1,250 retail filling stations nationwide.

  Biodiesel

        The price of refined ASTM D6751 biodiesel is primarily related to the price of petroleum diesel. As a result, the profitability of biodiesel production is largely determined by the difference between the cost of feedstocks, which are agricultural commodities not correlated to the price of petroleum diesel, and the price for refined ASTM D6751 biodiesel, which typically sells at a premium to petroleum diesel due to governmental mandates and incentives for use of biodiesel, as well as environmental factors and other market drivers.

2007 B100 versus Diesel Price
Source: Jacobsen Commentary and Market News Bulletin January 9, 2008

B100 Midwest vs Diesel
Weekly Average Wholesale Prices

  Feedstocks

        Biodiesel production costs are highly dependent on feedstock costs. Typically, the costs of fats, oils or greases used to make biodiesel are approximately 70% to 80% of the finished product cost. To produce biodiesel profitability, a biodiesel refiner must have a process that can efficiently convert low-cost feedstock into high quality B100. Suitable feedstocks for biodiesel production include vegetable oils, animal fats and recycled cooking oils and greases. According to U.S. Department of Agricultural statistics, in 2007, 23.2 billion pounds of vegetable oils, 6.9 billion pounds of edible and inedible tallow, pork and poultry fat and 2.6 billion pounds of yellow and other greases were produced in the U.S. These are the most commonly available feedstocks that are produced in the U.S. and economically available for biodiesel production. Therefore, we estimate that the total available feedstock supply in the U.S. is 32.7 billion pounds, although most of the edible feedstocks would be used for human and animal consumption and could not be used economically for biodiesel production.

        Animal Fats.    Animal fats used for biodiesel production include edible fats, such as tallow and choice white grease with a free fatty acid content of up to 0.8%, inedible fats with a free fatty acid content of up to 10%, fish oil and poultry and other fats and lards with higher free fatty acid contents. Our business plan is to focus on the use of as high an amount of inedible animal fats as possible in order to lower the average cost of our feedstocks and seek to avoid competition with feedstocks suitable for human consumption.

        Vegetable Oils.    Vegetable oils used for biodiesel production include soybean (the most commonly used biodiesel feedstock in the U.S.), palm, rapeseed or canola (the most commonly used biodiesel feedstock in Europe), cottonseed, groundnut, sunflower, corn, coconut, olive, castor, sesame and linseed oils. Over 95% of biodiesel produced by traditional processes in the U.S. use soybean oil as the primary feedstock. Soybean oil can be obtained in various grades with a free fatty acid content of approximately 1% or less.

        Recycled Cooking Oils and Greases.    Recycled cooking oils and greases used for biodiesel production include yellow grease with a free fatty acid content of up to 15% and brown grease with a free fatty acid content of greater than 15%.

        Feedstock Costs.    The costs of the various feedstocks depend largely on whether the feedstock may be used in the food market. Over the last 15 years, soybean oil has traded at approximately $0.22 per pound, inedible tallow has traded at approximately $0.16 per pound and yellow grease has traded at approximately $0.13 per pound. Recent increased demand for soybean oil has increased prices as of December 2007 to as high as approximately $0.55 per pound (a 150% increase from historical levels) with bleached fancy tallow at approximately $0.30 per pound (a 90% increase from historical levels) and yellow grease at approximately $0.23 per pound (a 75% increase from historical levels). We believe that there are a variety of market factors responsible for the recent increases in prices, which are unrelated to the production of biodiesel.

2007 Feedstock Costs
Source: Jacobsen Commentary and Market News Bulletin January 9, 2008

SBO (RBD), BFT, CWG, SPF and YG
Weekly Average Wholesale Prices

  Profits and Losses

        Feedstock costs depend on a number of factors, including consumer demand for food quality feedstocks, industrial demand for non-food quality feedstocks, weather conditions, production levels, feedstock export markets and demand and government regulation. Based on the fourth quarter 2007 market prices published by the Jacobsen Commentary and Market News Bulletin, at a rate of one gallon of biodiesel for every eight pounds of feedstock, feedstock supply costs would range from $1.76 to $4.40 per gallon. Average plant processing costs for most producers generally range from $0.30 to $0.45 per gallon, depending on the process, the costs of catalysts and waste disposal and the cost of energy required to operate a given refinery. As a result, we believe that total biodiesel production costs for a typical producer, using average feedstock costs from December 2007, would range from $2.80 to $3.10 per gallon.

        The chart below shows biodiesel pricing and comparative estimated production costs per gallon of biodiesel using commonly available feedstocks in the U.S. based on market prices as of January 2008 and using a production rate of one gallon of biodiesel for every eight pounds of feedstock and $0.35 per gallon processing costs.

        To the extent that the cost for biodiesel production exceeds the price of petroleum diesel, government incentives would be necessary to maintain a commercially feasible market for the production of biodiesel. However at current market prices (particularly for animal-derived feedstocks), we believe that the Nova process can produce biodiesel at a cost that would still achieve positive operating profits without government incentives.

Biodiesel Production Costs versus Feedstock Selection
Source: Jacobsen Commentary and Market News Bulletin January 9, 2008.

  Government Incentives

        In the interest of environmental protection and energy security, federal, state and local governments have enacted a variety of incentives and mandates to promote the production and use of biodiesel. These incentives and mandates generally have three approaches:

  •
  To lower the effective cost of biodiesel in order to make it more price competitive with petroleum diesel, primarily through tax credits, rebates and deductions;

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

        Tax Incentives.    The primary federal government incentive intended to lower the effective cost of biodiesel is the Biodiesel Blenders Tax Credit, which is included in the Volumetric Ethanol Excise Tax Credit created under the American Jobs Creation Act of 2006. This incentive is currently set to expire on December 31, 2008. This incentive generally provides for a $0.50 excise tax credit per gallon of recycled feedstock biodiesel blended into petroleum diesel and a $1.00 excise tax credit per gallon of virgin feedstock biodiesel, including biodiesel derived from animal fats blended into petroleum diesel. In December 2007, President Bush gave approval to the Energy Independence and Security Act of 2007 which establishes a renewable fuels standard for biodiesel use in the United States of one billion gallons by 2012 and as of January 2008, the Volumetric Ethanol Excise Tax Credit is proposed for extension in the Farm Bill before Congress.

        In addition to the federal Biodiesel Blenders Tax Credit, various states, such as Arkansas, Illinois, Iowa, Idaho, Kansas, Kentucky, Maryland, Montana, North Dakota, Oklahoma, Rhode Island, South Carolina, South Dakota and Washington, also provide for tax credits, rebates, deductions or reduced state, excise or other taxes for the blending or sale of biodiesel within their states.

        Use Mandates.    A number of federal and state regulations mandate the use of biodiesel blends. The Energy Independence and Security Act of 2007 requires a 36 billion gallons per year renewable fuels standard (RFS) by 2022, to be administered by the U.S. Environmental Protection Agency. The new RFS begins in 2008 and requires 9 billion gallons of biofuels to be used in 2008 and 11 billion gallons in the following year. The RFS contains three sub-levels:

  •
  21 billion gallons of the overall 36 billion gallons mandate are to be "advanced Biofuels" (defined as cellulosic ethanol, ethanol derived from sugar or starch, biogas, biomass-based diesel, butanol or other alcohols and other fuel derived from cellulosic biomass) by 2022;

  •
  16 billion gallons of that amount, under the same timeframe, are to come from cellulosic biofuel; and

  •
  1 billion gallons by 2012 are required to be from biomass-based diesel.

        In addition to the federal government, a number of states have mandated state-owned vehicles to reduce petroleum diesel usage through the use of biodiesel blends. For example:

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

        Capital Investment Incentives.    Federal and state governments have also passed laws encouraging capital investments to support production, distribution and use of biodiesel and other renewable fuels. For example, through 2010, fueling stations are eligible for a 30% federal tax credit for the cost of installing clean-fuel refueling equipment, including any B20 or greater biodiesel blend. In Louisiana, property and equipment used in the manufacture, production or extraction of biodiesel, as well as biodiesel used as fuel by a registered manufacturer are exempt from state sales and use taxes. Louisiana has also established an income tax credit equal to 20% of the cost of constructing an alternative fuel refueling station, as well as 20% of the cost of converting a vehicle to run on alternative fuels, or of the incremental cost to purchase a new alternative fuel vehicle.

Our Competitive Strengths

        We believe that our patented, proprietary technology, clearly defined growth plan and experienced management team will combine to provide us with the following competitive strengths:

  •
  Patented, proprietary technology consistently produces high quality biodiesel with minimal waste in a continuous process. Our patented, proprietary technology produces biodiesel that consistently exceeds current ASTM D6751 specifications. In addition, our process does not generate significant amounts of toxic or hazardous byproducts that are often found in alternative processes. The sole byproduct generated in our production process is technical grade glycerin, which can also be sold to increase our revenue streams. Based upon our experiences to date, the minimal environmental impact of our facilities has resulted in faster facility permitting.

  •
  True multi-feedstock technology gives us the ability to use lower-cost feedstock. Our production process is able to use over 25 different feedstocks with free fatty acid levels in excess of 20%, thereby allowing us to use the lowest cost feedstock available at any given time in any given market. Our process can use at any one time a single feedstock, a blend of feedstocks or multiple feedstocks without modification to the process equipment. Because feedstock represents 70 to 80% of biodiesel production costs, the ability to use a variety of potentially cheaper sources, animal fats in particular, dramatically increases our potential profitability and ability to grow.

  •
  Clearly defined growth plan based on proven technology. Based on data from the small scale refinery in Butte, Montana, from a year of operation and production from the full scale, 10,000,000 gallons per year Clinton County, Iowa refinery, from nine months of operation and production from the 20,000,000 gallons per year Sanimax refinery in DeForest, Wisconsin and from the initial start-up of the 20,000,000 gallons per year Scott refinery in Greenville, Mississippi, our technology has been shown to be operationally viable, which has laid the framework for future expansion. We are entitled to 50% of production from the Scott refinery once it begins producing volumes sufficient to sell in commercial quantities, and we are close to start-up operations of our 60,000,000 gallons per year refinery in Seneca, Illinois.

  •
  Our decision to construct future refineries using three parallel 20,000,000 gallons per year "trains" producing side-by-side has been very effective. By standardizing and modularizing the production units, we dramatically reduced construction and design risk and compressed construction schedules as evidenced by our completion of the Seneca refinery from ground breaking to mechanical completion in nine months. We intend to employ this same strategy for future potential sites, which we believe will not require significant reengineering or changes in construction methods.

  •
  Strategic relationships with high quality equipment, feedstock and distribution partners. We have positioned ourselves to take advantage of the rapidly growing biodiesel market through agreements with business partners throughout the production process. We have entered into feedstock supply and biodiesel fuel sale agreements with affiliates of Kaluzny Brothers (Lipid Logistics, LLC) and ConAgra as well as strategic relationships with equipment vendors, construction companies, instrumentation and controls equipment providers, rail and transport companies and a variety of consumable product suppliers for methanol and other chemical commodities. We have also entered into a tolling and offtake agreement with Scott Petroleum Corporation for 50% of the biodiesel production from the refinery in Greenville, Mississippi.

  •
  Experienced management team. Our management team has extensive operating and finance experience in the energy industry. Our Chairman and CEO, Kenneth T. Hern, served as President of Texaco Saudi, Vice Chairman and Managing Director of Texaco Nigeria and President of Texaco Brazil. Our President, J. D. McGraw, has provided financial management consulting and investment banking services to over 150 companies with respect to capital raising and financing strategies, including service as an executive officer of public companies. Our Vice President and CFO, David G. Gullickson, is a certified public accountant and has been chief financial officer, vice president of finance and controller of several companies in the energy and energy services industry. Our operations executives and senior managers have extensive experience in petrochemical facility construction and refinery operations and have successfully overseen the construction of four full-scale biodiesel refineries in the last eighteen months. Our Vice President of Projects and Technology, Dick Talley, has led Nova's research and development, process development, design, construction and startup teams for the past seven years and has overseen similar projects throughout the U.S. during his career. Our Vice President of Refinery Operations, Rusty Sammons, most recently worked for ExxonMobil

    Refining & Supply, where he supervised planning and controls of refinery system turnarounds and large refinery maintenance projects at ExxonMobil's largest U.S. refinery.

  •
  In-house development expertise. Our staff engineers began developing our biodiesel technology in 2000 when Charlie Vignieri, the founder of Kenosha Beef International, sponsored the research and development effort to discover a commercially viable process to produce quality biodiesel in a continuous process from high free fatty acid feedstocks, such as animal tallow. This engineering team further developed and demonstrated the process through the construction and operation of the small scale refinery in Butte, Montana. They continue to develop and refine the process in connection with the construction, start-up and testing of the Clinton County, Sanimax, Scott and Seneca commercial scale facilities. In the process of continually optimizing our proprietary technology and scaling up our production capacity, we have developed significant in-house engineering competence. The Nova technology and in-house engineering and project delivery teams have built and commissioned three plants in the last eighteen months and are expected to start-up the Seneca refinery within the next six months, bringing the total production capacity of biodiesel refineries using Nova's process technology to 110,000,000 gallons per year.

  Nova Process Technology.

        Our biodiesel production technology differs from the traditional biodiesel production process in several important respects. Our technology allows for consistent high quality production of ASTM D6751 standard biodiesel and technical grade glycerin that is 97% pure, the use of lower cost feedstocks, continuous processing and energy recovery, and reduced processing time and reduced environmental discharges. The Nova process incorporates two components: a seamless conversion of high free fatty acid feedstocks, which is incorporated into the Sanimax, Scott and Seneca refineries, and a distillation-based purification and refining process, which is incorporated into all Nova-built biodiesel refineries, including Clinton County. In lieu of the acid esterification or steam stripping pretreatment, the Nova process incorporates a patented, heterogeneous catalytic conversion process that seamlessly and simultaneously reacts free fatty acids and pure triglycerides. After transesterification, we employ a continuous separation process to separate the biodiesel from the glycerin.

        The biodiesel then undergoes a purification and refining process to remove excess moisture, glycerin, glycerides and other impurities without using a water wash or dry wash system, while the glycerin is similarly purified and refined to remove methanol, excess moisture and other impurities. A methanol recovery step then purifies the excess methanol for reuse in the transesterification process. The biodiesel purification and refining step also produces a heavy oil, which may be used to supply a portion of the energy needs of the plant as both the biodiesel and glycerin purification and refining processes employ a waste heat recovery system for use in other parts of the process. The entire Nova biodiesel refining process takes approximately twelve hours to complete, compared to forty hours using the traditional process.

  Nova Biodiesel Quality.

        The Nova process results in consistent high quality production of ASTM D6751 standard biodiesel by replacing the traditional water wash system with a distillation system. In testing our small scale refinery in Butte and in commercial operations at the Clinton County, Sanimax and Scott refineries, we have consistently produced biodiesel that exceeds ASTM D6751 specifications. We believe our consistent biodiesel quality will have a positive effect in marketing our biodiesel as our product gains wider recognition and distribution. As a result of our process, we also believe we can obtain BQ-9000 accreditation from the National Biodiesel Accreditation Commission, an independent committee of the National Biodiesel Board, for our quality assurance program for the biodiesel refineries to be built, owned and operated for our own account. The BQ-9000 Quality Assurance Program for the Biodiesel Industry seeks to promote the commercial success and public acceptance of biodiesel by helping to assure that biodiesel fuel is produced to and maintained at the ASTM D6751 standard on a consistent basis.

  Nova Cost Advantage.

        As discussed above, feedstock cost is the primary driver for profitable biodiesel production. Feedstock markets makes up 70% to 80% of the production cost. The ability to use lower cost feedstocks, i.e., feedstocks with high free fatty acid content typically animal-based, without a loss of yield, gives us a competitive advantage over biodiesel refiners that use the traditional process. At current diesel prices, we believe our ability to use lower cost feedstocks will allow us to produce biodiesel that can be sold at prevailing market prices for petroleum based diesel with a profitable operating margin even without government tax credits or subsidies.

        The production of technical grade glycerin (refined and 97% pure) also provides an additional pricing advantage when compared to the traditional process that can only produce and sell a crude, or splitter's grade, glycerin, which is only 80% to 90% pure. Recently, the market prices for crude glycerin have ranged from $0.02 to $0.06 per pound while the market prices for technical grade glycerin have ranged from $0.10 to $0.30 per pound. These higher selling prices enable us to potentially increase revenues and profits. Finally, the Nova biodiesel process also produces a heavy oil that can be reclaimed and reused in the plant for a portion of its energy needs. This reduces the amount and cost of natural gas and other fuels needed to provide necessary heat for the refining process. In addition, if heavy oil is produced from animal-derived fats or oils, a federal income tax credit is available at a rate of $0.50 per gallon of heavy oil consumed in the facility. This advantage is enhanced by the waste heat recovery process incorporated into the Nova production system.

  Environmental Factors

        The Nova process is a completely closed loop system, allowing for the recovery and treatment of vapors and condensable products to provide for odor control and limits on emissions to comply with air quality standards and permit limits. By eliminating the "water wash" step used in traditional processes, the Nova process substantially reduces the amount of waste water and the related water disposal challenges. For example, in a 20,000,000 gallons per year refinery, the traditional process would generate approximately 8,000,000 gallons of waste water. In contrast, the Nova process generates only approximately 140,000 gallons of waste water: a 98.25% reduction in waste water discharge.

Business Strategy

  Construction of Biodiesel Refineries.

        We have designed our biodiesel refineries, after the first refinery in Clinton County, Iowa, to have a nameplate capacity of 20, 40 or 60,000,000 gallons per year through the construction of either one, two or three 20,000,000 gallons per year "trains" designed to operate in parallel. We believe this design permits us to standardize the engineering of the various vessels, tanks, piping, valves, pumps and motors that comprise a refinery in order to facilitate procurement of the raw materials, equipment and supplies and to provide for modular construction off-site. This approach significantly reduces the construction time of our refineries, and enables standardization of our operating procedures, equipment and spare parts inventories, and permits production from any one train to continue independently of the operational status of an adjacent train.

Nova's 60,000,000 Gallons Per Year Biodiesel Refinery Under Construction in Seneca, Illinois

        In June 2006, we purchased 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for a purchase price of $3,650,000 and began construction of 60,000,000 gallons per year biodiesel refinery on the property in April of 2007. The Seneca Shipyard Industrial Park, located southwest of Chicago, Illinois, has ready truck, barge and rail access and we have entered into a Redevelopment Agreement with the Village of Seneca with respect to a tax incentive financing district that will provide a $7,000,000 property tax abatement for the construction of infrastructure improvements and related matters. The refinery is mechanically complete as of January 2008 with start-up operations expected to begin by March 2008.

        We obtained debt financing commitments for the plant in December 2007. The primary purpose of the credit facility provided by WestLB AG, New York Branch, is to provide construction, term and working capital financing for with the refinery. The staff to operate the Seneca facility has been hired and was able to provide operating start-up support for the Sanimax and Scott plants while also completing the construction at Seneca.

Nova's 10,000,000 Gallons Per Year Biodiesel Refinery in Clinton, Iowa

        In September 2007, we acquired the Clinton County facility and as a result now own and operate this 10,000,000 gallons per year biodiesel refinery. Nova designed and built this biodiesel refinery for its former owners who used soybean oil as the principal feedstock.

        Our next focus will be on the financing and construction of additional biodiesel refineries for our own account in the United States. We have entered into a long-term lease agreement with the Muskogee City-County Port Authority in Muskogee, Oklahoma for the lease of 28 acres in the Port of

Muskogee Industrial Park for the construction of a 20,000,000 to 60,000,000 gallons per year biodiesel refinery. The Port of Muskogee Industrial Park, located west of Muskogee, Oklahoma has ready truck, barge and rail access and we are currently seeking debt and equity financing for this plant, which may include a preferred equity component and, subject to obtaining suitable financing and applicable governmental incentives, we anticipate beginning construction of this facility in the later half of 2008.

        We are currently evaluating other sites for the construction of additional refineries. We have purchased long-lead time process equipment for an additional 120,000,000 gallons per year of capacity to be used in Muskogee and other sites to be determined. Our business strategy for the next three years includes building up to seven biodiesel refineries with production capacities ranging from 20,000,000 to 100,000,000 gallons each per year.

        Obtaining Commitments for the Sale of Biodiesel.    Because biodiesel can be substituted for petroleum-based diesel or blended with petroleum-based diesel, the market for biodiesel is substantially the same as that of petroleum-based diesel. Both pure biodiesel and the blended product can be sold as a commodity through standard diesel distribution channels or it can be sold directly to large fleet buyers seeking to reduce emissions or dependence on foreign sources of oil. For example, large transportation companies using heavy trucks represent an opportunity for immediate biodiesel sales due to increased government regulations on emissions, established distribution channels and the lack of U.S. biodiesel production.

        Also, the U.S. armed forces are currently the nation's single largest consumer of diesel fuel. We believe there is an opportunity to provide fuel to the military's existing vehicles, as well as future opportunities because it is expected that new government regulations will require that a high percentage of the Department of Defense's new vehicles be able to use alternative fuels. The United States Post Office, as well as other government agencies, such as the National Parks Service, are expected in the future to be large consumers of biodiesel blends in their vehicles. In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

        We have entered into agreements with ConAgra Trade Group, Inc to sell and market all of our biodiesel production from our Seneca and proposed Muskogee refineries. We are currently engaged in discussions with various distribution channels and large fleet buyers with respect to selling biodiesel production from our Clinton County refinery, our right to production from the Scott refinery and our future refineries.

        Securing Feedstock Supply.    Because feedstock represents approximately 70% to 80% of biodiesel's production cost, it is imperative that we are able to acquire raw materials at a reasonable cost in order to be competitive in the marketplace. We have entered into feedstock supply agreements with Lipid Logistics, LLC for 100% of the Seneca refinery's requirements and with ConAgra Trade Group, Inc. for 100% of the proposed Muskogee refinery's requirements. We are currently engaged in negotiations with other large food processing and rendering companies in an effort to obtain commitments for the supply of lower cost feedstock, which we believe would consist largely of feedstocks that are not normally fit for human consumption.

        Logistics.    The supply of feedstock and the distribution of biodiesel production will require management of a multi-faceted logistical system. Ideal prospective sites for biodiesel refineries include ready truck, rail and barge access near feedstock sources, such as rendering operations, and biodiesel consumption facilities, such as blending facilities or large fleet refueling stations. Biodiesel can be transported by pipeline and locating a refinery near existing refined products pipelines can also facilitate access to distant markets.

        We have entered into agreements with Lipid Logistics, LLC to manage the logistics and supply of feedstock and the ConAgra Trade Group to manage the logistics for the offtake of biodiesel for the

Seneca Refinery. We have also entered into railcar leases for sixty-five 25,500 gallons capacity insulated tank cars to deliver feedstock to the refineries and to ship biodiesel from the refineries.

        The leases are for 60 months beginning upon delivery and will be treated as operating leases for accounting purposes. The rent for each car is approximately $765 per month. We have subleased, under substantially identical terms, 20 of these railcars previously delivered to ConAgra until the railcars are needed in our operations. We anticipate the railcars will be used as necessary for the logistics requirements for our Clinton County refinery, our Seneca refinery and our right to production from the Scott refinery.

        Business Partners.    In addition to building refineries for our own account, we intend to seek out business partners who are strategically situated to help us with respect to the engineering, construction and operation of biodiesel refineries for our mutual benefit. An example of such a strategic partner might be a supplier of feedstock or consumables or a distributor of diesel fuel who can also provide a portion of the equity or debt financing necessary to obtain project financing for the joint venture's engineering and construction of a biodiesel refinery, as well as any working capital financing requirements.

        Earlier Focus.    Since the formation of our engineering and construction subsidiary, Biosource America, Inc., we initially focused on the completion of the construction of three biodiesel refineries for third parties in Clinton County, Iowa, DeForest, Wisconsin and Greenville, Mississippi while validating the technology on a commercial scale and planning for the financing and construction of biodiesel refineries for our own account. We purchased the Clinton County refinery in September 2007. The Clinton County and DeForest refineries are now fully operational. The Greenville refinery is mechanically complete and commissioned and is currently in startup operations.

Sanimax's 20,000,000 Gallons Per Year Refinery in DeForest, Wisconsin completed in 2007

Scott's 20,000,000 Gallons Per Year Refinery in Greenville, Mississippi
We have entered into a biodiesel tolling and offtake agreement with
Scott Petroleum for 50% of the biodiesel production, i.e., 10,000,000 gallons per year of biodiesel net to our interest.

        International Expansion.    Our long term business strategy includes expanding into international markets. In Europe, concerns over bovine spongiform encephalopathy, or Mad Cow Disease, have led to restrictions on the use of animal tallow in animal feed, resulting in a marked decline in the market prices for tallow. Accordingly, we are actively seeking business partners for the construction of biodiesel refineries in the U.K., South America and Europe. Further, the Nova process allows for the use of high free fatty acid palm oils that are currently a waste product for palm oil producers in Southeast Asia and Latin America. When coupled with government incentives for the construction of biodiesel refineries in developing countries under the Kyoto Protocol, we believe there are excellent opportunities for expansion into foreign markets. Once we have completed construction of our first two to four refineries in the United States, we intend to continue to evaluate several other international markets and opportunities.

        Long-term Strategy and Public Policy.    As a nation, the United States has been reluctant to utilize its vast potential resources for the development of domestic sources of oil and gas, in part due to well-considered environmental concerns. Nonetheless, the United States is quickly depleting its petroleum resources to economically satisfy its energy needs, resulting in greater dependence on foreign sources of energy and increasing export of U.S. currency, sometimes known as petrodollars. Looking beyond the domestic energy situation, global oil and gas resources are being consumed at a rate greater than new oil and gas resources are being discovered and developed. For every two barrels being consumed worldwide, one replacement barrel is being developed. To put this in perspective, over 40,000 gallons of oil are being consumed every second and the probability of maintaining this massive demand over the long term is minimal at best.

        We, as a company, are committed to earning a healthy return for our shareholders, providing a safe, friendly place to work for our employees and being a good neighbor and citizen. To do this, we will seek to produce large volumes of high quality biodiesel in an ecologically friendly manner.

        We will press for school districts and major cities to adopt the use of B100 biodiesel to promote the health and safety of our children and to raise the quality of air in our urban areas. We will press for the use of this clean, biodegradable, nontoxic fuel in diesel powered boats in inland waterways and on ocean liners. And, to the extent available in sufficient quantities on economically viable terms, we will also seek to obtain feedstock not normally fit for human consumption in order to reduce the competition between food and fuel for our agricultural resources. Finally, as our refineries come online, we intend to invest in research to process feedstocks that have a minimal impact on human and animal food sources, such as algae and jatropha, which we hope will help meet the energy demands of future generations who will no longer have easy access to crude oil.

Competition

        The National Biodiesel Board reports that, as of January, 2008, there were approximately 171 commercial biodiesel refineries in the U.S. with an annual production capacity of approximately 2.2 billion gallons per year. In addition, the National Biodiesel Board reports that there were 55 commercial biodiesel refineries under construction and 3 existing commercial biodiesel refineries undergoing expansion in the U.S.. The total additional anticipated annual production capacity of these plants under construction or expansion is approximately 1.1 billion gallons per year.

        The biodiesel production market is very dynamic as there are a number of new entrants that may have greater access to capital or low cost feedstock. For example, large international agricultural companies, such as Archer Daniels Midland Corporation, or ADM, and Bunge Limited have begun to build biodiesel refineries to take advantage of their access to agricultural feedstock. ADM is already the largest ethanol producer in the United States and has publicly stated an intention to build biodiesel refineries in the United States to complement its ethanol production and to take advantage of its vertically integrated agricultural supply chain. ADM estimates that, as of August 11, 2007, it had 1,600,000 metric tons of biodiesel production capacity worldwide. In addition, major energy companies have expressed an interest in investing in renewable energy projects, including biodiesel. Chevron Corporation, for example, reports that it has spent over $1.5 billion on renewable energy projects since 2000.

        While the market for biodiesel may not be constrained by demand given the large volume of consumption of diesel in the United States and worldwide, we may face significant competition for feedstock and capital from these large, vertically integrated competitors, in addition to the other independent entrants into the market.

Intellectual Property

        Our main competitive strength derives from the expertise, know-how, production process and refinery technology developed by the engineers we currently employ. We intend to continue research and development into improvements in the Nova process and into the use of alternative feedstocks for the production of biodiesel, such as jatropha and algae. We estimate that since inception on December 1, 2005 we have spent less than $50,000 on research and development. We do not expect our research and development expenses to be borne by potential customers as the price of our biodiesel will be determined primarily by commodity prices at the time of sale.

        We protect the intellectual property comprising the Nova process technology through a combination of patents, patent applications, common law copyrights and trade secrets. The first of our patents does not expire until 2023. All of our technical employees enter into confidentiality and invention assignment agreements and, in some cases, non-competition agreements. We also require contractors, vendors, construction customers and others to enter into confidentiality agreements of varying duration prior to being given access to our proprietary information regarding our technology. There can be no assurance, however, that such measures will be adequate to protect our technology.

Employees

        As of December 31, 2007, we had approximately 70 full-time equivalent employees. We believe our relations with our employees are good.

Company History

        Our parent company was originally incorporated under the name Nova Oil, Inc. on February 25, 2000 under the laws of the State of Nevada. We were originally organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing a solid cash flow base.

        On April 5, 2005, our common stock was approved for quotation on the OTC Bulletin Board system and traded under the symbol "NVAO." On October 19, 2005, we completed the sale of all of our oil and gas well interests and, as a result, became a "shell company" as we ceased operations and shifted our primary activity to seeking merger or acquisition candidates with whom we could either merge or acquire. For the fiscal year ended October 31, 2007 we are a "small business issuer" as defined by Rule 12b-2 of the Securities Exchange Act, but we will no longer qualify as a "small business issuer" with our next Quarterly Report on Form 10-Q with respect to the quarter ended January 31, 2008.

        Our current engineering and construction subsidiary, Biosource America, Inc., was incorporated under the laws of the State of Texas on December 1, 2005. On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, LLC (an unaffiliated company), which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. As part of the acquisition of Biosource Fuels, Biosource America acquired a patent and related patent applications and trade secrets with respect to the production of biodiesel and glycerin from high free fatty acid feedstocks and assumed the agreement to design and build the biodiesel refinery in Clinton County, Iowa.

        We completed a share exchange with the shareholders of Biosource America on March 31, 2006, pursuant to which we issued 40,000,000 shares of our common stock to the Biosource America shareholders. Each Biosource America shareholder received two shares of our common stock in exchange for every three shares of common stock of Biosource America held by that shareholder. As a result of the share exchange, Biosource America became our subsidiary, a change of control occurred as the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of our common stock and we ceased being a "shell company," as such term is defined by Rule 12b-2 under the Securities Exchange Act. Also on March 31, 2006, we declared a three-for-two forward stock split, which we paid on April 24, 2006 to holders of record on April 10, 2006.

        On September 12, 2006, we changed our name to Nova Biosource Fuels, Inc and, effective November 1, 2006, our ticker symbol changed to "NVBF."

        On May 14, 2007, our common stock began trading on the American Stock Exchange (AMEX) under the symbol "NBF."

        Our principal executive offices are located at 363 North Sam Houston Parkway East, Houston, Texas 77060. Our telephone number is 713-869-6682 and our facsimile number is 713-868-1267.

Available Information

        Our website address is www.novabiosource.com. We make available, free of charge through the Investor Relations portion of the website, annual reports on Form 10-KSB, quarterly reports on

Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website. Information contained on our website is not part of this report.

ITEM 2.    DESCRIPTION OF PROPERTY

        Our principal executive offices are located at 363 North Sam Houston Parkway, East, Suite 630, Houston, Texas 77060. We lease approximately 4,000 square feet of office space in Houston, Texas. We also lease 3,000 square feet of office space in Butte, Montana and lease a 3,200 square foot building in Butte, Montana for our small scale refinery. We own 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois where we are building a 60,000,000 gallons per year biodiesel refinery on the property. The Seneca Shipyard Industrial Park, located southwest of Chicago, Illinois, has ready truck, barge and rail access. We have entered into a Redevelopment Agreement with the Village of Seneca with respect to a tax increment financing district that will provide up to a $7,000,000 property tax abatement for the construction of infrastructure improvements and related matters. We have obtained debt and equity financing for the plant, which includes grants of security interests in the property, plant and equipment.

        We own a 10,000,000 gallons per year biodiesel refinery in Clinton, Iowa, which is situated on about 10 acres of land.

        We have also entered into a long-term lease agreement with the Muskogee City-County Port Authority in Muskogee, Oklahoma for the lease of 28 acres in the Port of Muskogee Industrial Park for the possible construction of a biodiesel refinery with an annual capacity of between 20,000,000 and 60,000,000 gallons per year. The Port of Muskogee Industrial Park, located west of Muskogee, Oklahoma, has ready truck, barge and rail access and we may seek debt and equity financing for this plant, which may include a preferred equity component and will likely include the grant of a security interest in the lease, the plant and equipment.

        We believe the condition of each of our properties is good for its current intended use.

ITEM 3.    LEGAL PROCEEDINGS

        We are currently not subject to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During our fourth fiscal quarter that ended October 31, 2007, we submitted items to a vote of security holders. On September 24, 2007 we distributed a proxy statement and proxy card to shareholders in anticipation of our annual meeting, which was held on October 30, 2007. At this meeting, our shareholders elected the following directors:

    Kenneth T. Hern
    Lewis W. Powers*
    J.D. McGraw
    C. Robert Black
    James L. Rainey
    John S. Reiland
    John W. Sinders, Jr.
    Robert White
    Fred. S. Zeidman

    *
    Mr. Powers later resigned as a director and executive officer effective December 1, 2007.

Matters Voted Upon

  1.
  Election of Directors

        We submitted the names of nine nominees for director as selected by our Nominating and Corporate Governance Committee and our Board of Directors. The nominees were each elected and received the following votes:

Kenneth T. Hern
For: 86,962,489	Withheld: 150,263
Lewis W. Powers
For: 86,992,489	Withheld: 120,263
J.D. McGraw
For: 85,301,428	Withheld: 1,811,324
C. Robert Black
For: 86,960,926	Withheld: 151,826
James L. Rainey
For: 85,302,225	Withheld: 1,810,527
John S. Reiland
For: 80,339,940	Withheld: 6,772,812
John W. Sinders, Jr.
For: 86,989,939	Withheld: 122,813
Robert W. White
For: 86,961,056	Withheld: 151,696
Fred. S. Zeidman
For: 80,342,940	Withheld: 6,769,812
  2.
  Ratification of the Company's 2006 Equity Incentive Plan

        In April 2006, we adopted our 2006 Equity Incentive Plan, which provides for equity incentives to be granted to our employees, officers or directors, or key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 13,000,000 shares of Common Stock were authorized for issuance under the Plan.

        We sought stockholder ratification and approval for the Plan. By allowing us to offer key personnel long-term equity-based compensation, our Board of Directors believes that the 2006 Equity Incentive Plan would enable us to attract, motivate and retain individuals of superior talent to direct and manage our business.

        Ratification of our 2006 Equity Incentive Plan received the following votes:

For: 70,407,098	Against: 8,671,354
Abstain 145,786	Broker Non-votes: 7,888,514
  3.
  Ratification of the selection of Malone & Bailey, PC as our independent registered public accounting firm for 2007

        Upon the recommendation of the Audit Committee of the Board of Directors, our Board of Directors had approved the appointment of the firm of Malone & Bailey, PC as our independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the period ending October 31, 2007, subject to the ratification of the appointment by the stockholders.

        Ratification of the selection of Malone & Bailey, PC as our independent registered public accounting firm for fiscal year 2007 received the following votes:

For: 86,691,604	Against 290,048
Abstain 131,100	Broker Non-votes: 0

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on the American Stock Exchange under the symbol "NBF."

        Prior to May 14, 2007, our common stock was traded over-the-counter and quoted on the OTC Bulletin Board on a limited and sporadic basis under the symbol "NVBF." Our common stock was originally approved for quotation on the OTC Bulletin Board system on April 5, 2005 under the symbol "NVAO." Our symbol was changed to "NVBF" on November 1, 2006 in connection with the change of our corporate name to Nova Biosource Fuels, Inc.

        The reported high and low sales prices for our common stock from and after May 14, 2007, as reported by the American Stock Exchange, are shown below for the periods indicated. The reported high and low bid prices for our common stock prior to May 14, 2007, as reported by the OTC Bulletin Board system, are shown below for the periods indicated, adjusted for the three-for-two forward stock split made on April 24, 2006. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          Common Stock

	Bid Price
	Low	High
2006
Quarter ended January 31, 2006	$0.05	$0.11
Quarter ended April 30, 2006	$0.10	$5.55
Quarter ended July 31, 2006	$1.90	$4.95
Quarter ended October 31, 2006	$2.17	$4.34

	Bid Price
	Low	High
2007
Quarter ended January 31, 2007	$2.05	$3.13
Quarter ended April 30, 2007	$2.35	$4.05
Quarter ended July 31, 2007(1)	$2.80	$3.17

	Sale Price
	Low	High
Quarter ended July 31, 2007(1)	$2.12	$3.10
Quarter ended October 31, 2007	$2.46	$3.10

(1)
Reflects the listing of our common stock on the American Stock Exchange on May 14, 2007 and the transition from high and low reported bid prices on the OTC Bulletin Board System to high and low reported sales prices on the American Stock Exchange.

Holders

        Our registrar and transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038. As of December 31, 2007, there were approximately 320 holders of record of our common stock and 110,047,966 shares of common stock outstanding.

Dividends

        We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations and growth or repay present debt obligations. Terms and conditions of our convertible notes outstanding have restrictions that presently affect our ability to pay dividends. At October 31, 2007, under the covenants contained in the convertible notes indenture, we would not have been permitted to pay any dividends.

Recent Sales of Unregistered Securities

        All sales of unregistered securities we made during the period covered by this report have been reported on Current Reports on Form 8-K filed with the SEC and have been further described in Item 6, Management's Discussion and Analysis or Plan of Operations and in Notes 8 and 12 to the Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares (or Units) Purchased (a)		Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
August 1—August 31	—		—	—	—
September 1—September 30	—		—	—	—
October 1—October 31	152,000	(1)	$2.79	—	—

Total	152,000	(1)	$2.79	—	—

(1)
On October 25, 2007, Lewis W. (Jody) Powers surrendered the number of shares to the Company equal to the fair market value of his withholding tax liability for an award of restricted stock that vested on that date.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

        100% biodiesel fuel, or B100, can be used in all compression-ignition (diesel) engines without modifications, which some end users use in environmentally sensitive areas and for large fleets of diesel powered vehicles. In the U.S., the majority of the consumption will likely be a blend of 20% biodiesel and 80% petroleum diesel, or B20, although a B5 blend of 5% biodiesel and 95% petroleum diesel is also common in the U.S. and is the most common blend in Europe and Australia. Currently, the key markets in the U.S. for biodiesel and biodiesel blends are diesel blending facilities and distributors, government fleets, mass transit vehicles, commercial fleets and marine fleets, as well as for general use in environmentally sensitive areas.

        Our patented, proprietary technology enables us to refine biodiesel that meets and exceeds the industry's product specifications and quality standards published by the American Society of Testing and Materials or ASTM. We currently own and operate a biodiesel refinery in Clinton County, Iowa that has a production capacity of 10,000,000 gallons of biodiesel per year and we are building a biodiesel refinery in Seneca, Illinois with a production capacity of 60,000,000 gallons of biodiesel per year.

        We believe our technology can process over 25 different animal-derived fats, oils and greases and vegetable-based oils with free fatty acid levels in excess of 20% and produce our two marketable products: ASTM D6751 standard biodiesel and technical grade glycerin. Our ability to process a wide range of feedstocks, including single feedstock or blends of feedstocks, such as animal-derived feedstocks which usually have higher free fatty acid content, gives us a significant cost advantage because many of these feedstocks are residual by-products that have limited alternative uses and are typically not otherwise fit for human consumption. Many of our competitors are limited to a more narrow range of feedstocks and, in many instances, their feedstock options are limited to vegetable-based oils, and they have little or no ability to process meaningful amounts of lower cost animal-based feedstocks.

Building Biodiesel Refineries that Nova Will Own and Operate: 180-220,000,000 Gallons of Annual Biodiesel Capacity

        Our current and long-term business focus is to build and profitably operate our own biodiesel refineries. We are in the process of building three biodiesel refineries for our own use. We have construction underway in Seneca, Illinois and leased another 28 acre site in Muskogee, Oklahoma for two of these facilities. The engineering for the second two refineries is in progress and, we have purchased certain long-lead time equipment for 120,000,000 gallons per year of the capacity for the next refineries. We are evaluating potential sites for additional refineries.

        We evaluate a number of factors when selecting a site for development of the third and other future refineries, including the terms and conditions of the purchase or lease, the nature of the consideration, such as cash, debt or common or preferred equity of Nova Biosource Fuels or a project subsidiary or a combination of these forms of consideration, economic incentives provided by the seller or lessor, the nature of legislation or policies in the site's jurisdiction promoting the production of biodiesel, existing storage, production and distribution infrastructure and availability of feedstock. We have had discussions with third parties regarding the terms for acquisition or lease of future sites and expect in the future that we will likely continue to seek acquisition opportunities for additional sites. No assurances can be given as to if or when these discussions will result in a definitive agreement. Any such acquisition of a site for future development could be material to our business and operations.

        Construction activity is nearly complete for the 60,000,000 gallons per year refinery at Seneca, Illinois and as of January 2008 the refinery is mechanically complete. Mechanical completion is a point of construction where all the basic equipment, buildings and infrastructure have been installed, connected and prepared to start operational testing. We are making preparations to commence start-up and operational testing. Substantial completion is the next point of completion and typically follows mechanical completion by about thirty to sixty days from start-up.

        Lipid Logistics, LLC, an affiliate of Kaluzny Bros., Inc., has agreed to supply the refinery's feedstock requirements. We have also entered into a biodiesel sale and purchase agreement with ConAgra Trade Group ("ConAgra") and ConAgra has agreed to purchase the biodiesel fuel produced and to manage the truck, rail and barge transportation logistics for the refinery.

Completing One Remaining Biodiesel Plant for An Outside Party: 20,000,000 Gallons of Annual Biodiesel Capacity

        Our initial business focus was to design and build three biodiesel refineries for outside parties. We completed the first full-scale refinery, which is designed to produce 10,000,000 gallons of biodiesel per year, in Clinton County, Iowa. In September 2007 we acquired the refinery, working capital and selected liabilities from the original owners. This acquisition is discussed more completely in Note 6 to the Consolidated Financial Statements and below in Planned Activity for cash flows from financing activities.

        A second plant was built near DeForest, Wisconsin under an agreement with Sanimax Energy Inc.. The contract provided for the design and construction of a facility with a production capacity of 20,000,000 gallons per year along with an adjacent tank farm. The Sanimax facility has produced commercial amounts of biodiesel from animal-based feedstock with a free fatty-acid content of between 7 and 8% and technical grade glycerin in excess of 95% purity levels. The biodiesel produced is meeting or exceeding the specifications of ASTM D6751. The Sanimax facility was completed in October 2007.

        The last plant that we are building for outside parties is located in Greenville, Mississippi. The agreement with Scott Petroleum Corporation provides for the design and construction of a facility with a production capacity of 20,000,000 gallons per year. The refinery is mechanically complete and is currently in the start-up phase.

        For the Scott Petroleum refinery, we have an agreement for the right to buy 50% of this facility's production over an initial ten year period at approximately the production cost, excluding plant depreciation. We are required to pay a tolling fee and other costs to secure the right to purchase this production capacity. These tolling fees and costs are expected to approximate $7,350,000. An annual interest charge of 7% per annum will be assessed on the deferred tolling fee and infrastructure costs until those costs are recovered by Scott Petroleum. This agreement is discussed more completely in Note 5 of the Consolidated Financial Statements.

        There can be no assurances that the completion of the Scott Petroleum plant will not be delayed or that we will not incur additional costs to complete this refinery according to the applicable design-build agreement.

Company History

        Nova Biosource Fuels, Inc. was originally incorporated under the name Nova Oil, Inc. on February 25, 2000 under the laws of the State of Nevada and was organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing steady cash flows from operations. As of October 19, 2005, Nova Oil completed the sale of all of its oil and gas well interests. As a result, Nova Oil became a "shell company," as the term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, because it ceased conventional oil and gas exploration and production operations and shifted its primary activity to seeking merger or acquisition candidates with whom it could either merge or acquire.

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

        On March 31, 2006, Nova Oil completed a share exchange and issued 40,000,000 shares of its common stock in exchange for all of the shares of common stock of Biosource America. As a result of the share exchange, Biosource America became a wholly-owned subsidiary of Nova Oil. A change of control of Nova Oil occurred because the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of Nova Oil's common stock. At that point, Nova Oil ceased being a "shell company" and became an energy company with long-term plans to refine and market standard biodiesel. An additional 23,462,523 shares of common stock were issued on April 24, 2006 as a result of a three for two forward stock split.

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

        Originally, our common stock was quoted on the Over-The-Counter Bulletin Board System under the symbol "NVBF." On May 9, 2007, the American Stock Exchange (AMEX) approved our listing application to trade our common stock on that exchange. Our common stock started trading on the AMEX under the symbol "NBF" on May 14, 2007.

        For the fiscal year ended October 31, 2007, we are a "small business issuer" as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Item 303 of Regulation S-B, we are providing a plan of operations and description of any off-balance sheet arrangements. We also include a discussion and analysis of our liquidity and capital resources as of October 31, 2007 and of our results of operations for the year ended October 31, 2007 and for the period from inception (December 1, 2005) through October 31, 2006.

PLAN OF OPERATIONS

Current Plan of Operations

        We are currently completing the construction of the last of three biodiesel refineries originally planned for outside parties. Consequently, our results of operations and financial condition generally reflect that of a biodiesel refinery engineering and construction company. To a lesser extent, our last three months also reflect the operating costs of starting up the refineries that we now own and will operate. If we are successful in implementing our main business strategy of building and operating refineries for our own account and entering into business ventures with third parties for a portion of the production of other biodiesel refineries, our results of operations next year are anticipated to reflect more completely the initial revenues and expenses of a biodiesel refiner and marketer. Accordingly, the results of operations and cash flows for the year ended October 31, 2007 and the fiscal period ended October 31, 2006 are not expected to be indicative of the results of operations and cash flows for future periods.

        Execution of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for our refining and marketing business. We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating, capital and acquisition purposes for the last half of fiscal year 2008 and fiscal 2009. As a result, we are in the process of seeking additional debt and equity funding particularly with respect to building additional plants after we complete start-up and initial operations of our Seneca plant and modifications to our Clinton plant.

Plan of Operations for Fiscal Year 2008

        Our plan for growth during fiscal year 2008 depends on our ability to successfully execute our financial plan to raise capital and arrange for financing sufficient to accomplish the following integrated strategy:

  •
  We must obtain debt or equity financing necessary to implement and execute our business plan.

  •
  We must complete the remaining biodiesel refinery that we designed and are building for an outside party and take measures to ensure this plant is operational at the contractually required levels of capacity and quality.

  •
  We intend to continue with the design and construction of three biodiesel refineries for our own account, and to secure adequate financing for construction and initial operation of these plants. We anticipate that a 60,000,000 gallons per year biodiesel refinery will cost approximately $60,000,000 to $70,000,000 to build, exclusive of any capitalized interest costs, land acquisition costs, the costs of related or ancillary infrastructure and working capital costs. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost overruns.

  •
  We intend to make capital improvements intended to allow the Clinton County refinery to process lower cost, high free fatty acid feedstocks.

  •
  We must secure additional financing of at least $65,000,000 to $80,000,000 to purchase land and begin building the next biodiesel refineries we will build and operate, to pay general and administrative expenses, and to pay operating expenses that we expect to incur during the last half of fiscal 2008 and during fiscal year 2009 for those refineries. The financings may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques.

  •
  We intend to seek to arrange additional long-term contracts for the supply of low cost feedstock for our own biodiesel refineries, similar to the agreements already reached with Lipid Logistics, LLC with respect to the Seneca facility and ConAgra Trade Group with respect to the Muskogee facility.

  •
  We intend to enter into contracts for the sale of the biodiesel fuel produced from these plants, such as the agreements already reached with ConAgra Trade Group with respect to the biodiesel refineries being built in Seneca and Muskogee and Nova's net production from the Scott facility in Greenville.

  •
  We intend to seek out business partners who are strategically situated to help us with respect to the engineering, construction and operation of biodiesel plants for our mutual benefit. An example of such a strategic partner might be a supplier of feedstock who can also provide the debt, equity or other project financing capital necessary for the joint venture's construction and operation of a biodiesel plant or a refining or chemical company with existing infrastructure for the construction and operation of a biodiesel refinery.

        Our corporate offices are in Houston, Texas, our Engineering and Technical Services Group is in Butte, Montana, and our Operating Groups are at our plant sites in Clinton, Iowa and Seneca, Illinois.

Plan of Operations for Fiscal Year 2009 and Beyond

        As we execute our current plan of operations, we intend to implement a business plan for fiscal year 2009 that includes:

  •
  Continuing operations at our owned biodiesel refinery in Seneca, Illinois (60,000,000 gallons annual capacity).

  •
  Effective and efficient operation of the Clinton County, Iowa biodiesel refinery (10,000,000 gallons annual capacity).

  •
  Seeking out additional opportunities to increase biodiesel refinery production capacity and cash flow through the construction and operation of biodiesel plants for our own account and by working with strategic business partners.

  •
  Entering into long-term feedstock supply contracts in order to supply our own refineries with the low cost feedstock needed to produce biodiesel.

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

    For example, the U.S. armed forces are currently the nation's single largest consumer of diesel fuel. We believe there is a current opportunity to provide fuel to the military's existing vehicles, as well as future opportunities when it is expected that new government regulations will require that a high percentage of new Department of Defense vehicles use alternative fuel. The U.S. Post Office and other government agencies, such as the National Parks Service, are expected to become large consumers of biodiesel blends in their vehicles. In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

        As of October 31, 2007, we had a cash balance of $26,165,000, up from a balance of $21,826,000 at October 31, 2006. Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $4,339,000 net increase in cash during the year ended October 31, 2007:

•	Financing activities:	$96,849,000 of net cash provided by financing activities primarily from the sale of equity securities in December 2006 and the issuance of convertible notes in September 2007, which are discussed in Notes 12 and 8 to the Consolidated Financial Statements.
•	Investing activities:
$70,244,000 of net cash used in investing activities, primarily to build our own refineries, including land acquisition and construction costs at Seneca, Illinois and secondarily to acquire our refinery in Clinton, Iowa, which are discussed in Notes 4 and 6 to the Consolidated Financial Statements.
•	Operating activities:
$22,266,000 of net cash used in operating activities, primarily for construction of refineries we completed or will soon complete for outside parties (Sanimax Energy Inc. and Scott Petroleum Corporation), which is discussed in Note 7 to the Consolidated Financial Statements.

Cash Flows from Financing Activities

Current and Prior Year Activity

        In December 2006, we raised a net amount of $43,795,000 from a sale of equity securities. We issued and sold in a private placement units of securities consisting of 24,352,334 shares of common stock and warrants to purchase 7,772,217 additional shares of common stock for aggregate gross proceeds of $47,000,000. In connection with the private placement, we paid the placement agents a fee of $3,055,000 and incurred other expenses of $150,000. In addition, we issued warrants to one of the placement agents that entitle the holder to purchase 466,519 shares of common stock.

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

        In September 2007, we purchased the biodiesel refinery we constructed for Clinton County Bio Energy, L.L.C. ("CCBE"). We completed an offering of $55,000,000 of convertible senior secured notes and netted $50,958,000 after paying issuance costs concurrently with the closing of this acquisition. This offering provides the cash needed to purchase the refinery, fund additional working capital requirements, make capital improvements to process high free fatty acid feedstocks and fund other general corporate purposes. These transactions are discussed in Notes 6 and 8 to the Consolidated Financial Statements.

        Prior Year Activity.    The $23,085,000 of net cash raised from financing activities during the period from inception (December 1, 2005) through October 31, 2006 was primarily related to issuing equity securities in a private placement during July 2006 ($18,939,000) and the sale of a minority interest in a subsidiary that owns and will operate our refinery in Seneca, Illinois ($4,000,000).

Planned Activity

        In December 2007, we entered into a credit agreement with WestLB for a $41,000,000 senior secured credit facility. The facility includes a $36,000,000 construction loan that will convert to a 60-month term loan upon completion of the Seneca, Illinois biodiesel refinery. The financing also includes a $5,000,000 working capital and letter of credit facility. Funding of the construction loan is expected to begin in February 2008. Discussion of this new debt financing is included in Note 19 to the Consolidated Financial Statements.

        We will need to enter into additional debt and equity financing arrangements to meet our projected financial needs for operations and completing the construction of additional biodiesel refineries that we will own and operate for ourselves. The financing may consist of debt, common or preferred stock, project financing or a combination of these financing techniques.

        Additional debt will increase our leverage and interest costs and will likely be secured by certain of our assets (other than the Clinton County refinery). Additional equity or equity-linked financings may have a dilutive effect on our existing equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness, and to incur liens on the refineries of such project subsidiaries.

        In November 2007, the SEC issued a notice of effectiveness for our universal shelf registration statement on Form S-3 for the offer and sale from time to time on a delayed or continuous basis in one or more offerings of up to $200,000,000 of securities which may consist of common stock, preferred stock, depositary shares, debt securities which may include guarantees of the debt securities by some or all of our subsidiaries, warrants to acquire common stock, preferred stock or debt securities, or units comprising one or more classes of these types of securities. No securities have yet been offered or sold under this registration statement.

        We intend to use the net proceeds of any offering under the shelf registration statement for general corporate purposes, which may include reducing or repaying existing or future indebtedness, providing additional working capital, acquiring and developing sites for future biodiesel refineries, capital expenditures and construction costs for existing biodiesel refinery projects and future biodiesel refineries, procuring equipment and supplies for biodiesel refineries, providing credit support for project financing and acquiring interests or companies in biodiesel and related business.

Cash Flows from Investing Activities

Current and Prior Year Activity

        In January 2007, we acquired 54 acres of land for our Seneca refinery for $3,650,000. We made a cash down payment of $1,130,000 and issued a promissory note payable to a bank for $2,520,000. During the year ended October 31, 2007, we also spent an additional $44,544,000 for equipment and construction costs at our plant sites, primarily for the first major facility that we will own and operate in Seneca, Illinois. Spending for plant construction and equipment costs at Seneca for this period was $39,142,000 and we spent another $5,402,000 for long-lead time equipment that we will install at the next two refineries we will build. The long-lead time equipment is the main processing equipment for the 120,000,000 gallons of annual biodiesel production capacity for our next two refineries and which are in addition to the 60,000,000 gallons of production capacity equipment now installed at Seneca.

        It is important to note that in the summer of 2006 we placed firm orders for long-lead time process equipment for the first three refineries we planned to build. We placed the orders not only to have the equipment available to us as early as possible in the construction process but also to "lock in" pricing for the stainless steel-based equipment at a time when the price of stainless steel was escalating rapidly and has continued to escalate. By committing to equipment and related stainless steel costs, particularly for the second and third refineries we plan to build, and based on the relative price difference for stainless steel between July 2006 and October 2007, we believe we avoided approximately $4,000,000 of higher costs than if we had waited to place the orders for the equipment later in 2007.

        In September 2007, we acquired CCBE's biodiesel refinery and assumed certain liabilities of CCBE for cash of $10,688,000. We financed this purchase with proceeds from the convertible notes offering described above.

        Because of the superior design and technology of this plant, the refinery already produces biodiesel of a much higher quality than biodiesel produced from traditional, water-intensive processes used by most other biodiesel producers who primarily rely on high-cost vegetable-based oils. We plan capital expenditures of up to $3,500,000 over the next year to enable the refinery to process feedstock with higher free fatty acid content. The additional equipment that we intend to add will enable the plant to continue to produce the same superior quality biodiesel but from a much wider range of lower cost feedstocks that include animal-derived fats, oils and greases.

        After installing the additional equipment, we intend to work with the Clinton Regional Development Corporation to procure additional acreage and railroad access for the site to permit expansion of the refinery's capacity by up to 20,000,000 gallons per year. Such expansion would likely require us to obtain additional debt or equity financing and there can be no assurance that the Clinton Regional Development Corporation will be able to procure the additional acreage and rail access for the site on terms and conditions acceptable to us, if at all.

        Prior Year Activity.    There was $1,000,000 of cash investing activity in the prior year period from inception (December 1, 2005) through October 31, 2006 that was related to the purchase price of approximately $6,000,000 for the assets and working capital of Biosource Fuels, LLC (an independent and non-affiliated company). The balance of $5,000,000 of the purchase price for the assets was paid by issuing a note payable. The note payable was subsequently repaid by issuing common stock. A premium of $1,413,000 in the value of common stock issued in exchange for the note payable was charged as a non-cash interest expense as a result of the exchange of the note for stock. In addition, expenditures of $4,289,000 were made for equipment and construction costs at our plant sites.

Planned Activity

        The costs to build the first three large refineries that we will own and operate and that will have an estimated production capacity of between 180,000,000 and 220,000,000 gallons per year are estimated to be between $215,000,000 and $265,000,000. These cost estimates include land acquisition costs, costs of related or ancillary infrastructure and working capital costs but not interest costs capitalized during construction.

        The first project in Seneca, Illinois began construction in April 2007 and all three projects have estimated completion dates during early fiscal year 2008 through fiscal year 2009. At October 31, 2007, we had recorded cumulative construction expenditures of $55,119,000. In addition, we are committed to approximately $7,149,000 of costs through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be delivered after October 31, 2007.

        During the year 2008, we expect to make additional capital expenditures of approximately $25,000,000, excluding capitalized interest, for the Seneca and Clinton County refineries, and to meet our commitment to purchase production capacity rights relating to the Scott refinery. This amount includes the contractual obligations at October 31, 2007 discussed above for plants being built for our own use. Most of the expenditures will relate to our Seneca refinery, which is scheduled to be completed late in the summer of 2008.

Cash Flows from Operating Activities

Current and Prior Year Activity

        For the year ended October 31, 2007, cash used in operations was $22,266,000. The primary net use of cash in operations was spent on construction costs of plants for outside parties. Cash used for general corporate purposes was approximately $8,306,000 for the period.

        Biodiesel sales were $3,179,000 and costs were $3,914,000 for an operating loss of $735,000 for the two months that we operated the plant prior to year end.

        Prior Year Activity.    Cash provided by operations during the period from inception (December 1, 2005) through October 31, 2006 was $10,311,000. The primary funding of operations was received as cash advances from customers related to contracts.

Planned Activity

        Operating losses at our Clinton refinery are expected to be more moderate, approximately half of the rate of losses previously incurred, because we have already discontinued using, where possible, soybean oil and other high cost vegetable-based feedstocks and started using lower cost feedstock such as non-edible tallow with no more than a 2% free fatty acid content. Later in the year we plan to add equipment to the refinery to enable us to process even less expensive animal-derived feedstock with free fatty acid content of up to 20% at which time we would expect the refinery to operate profitably.

Contractual Commitments

        Our material contractual obligations are composed of construction commitments for plants being built for our own use, construction commitments for plants being built for outside parties, repayment of amounts borrowed through our convertible notes and other notes payable, payments for production capacity rights, and obligations under our operating lease agreements.

        Contractual obligations at October 31, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	More Than 1 Year	Total
Construction commitments for plants being built for:
Our own use	$7,149,000	$—	$7,149,000
Outside party	1,925,000	—	1,925,000
Convertible senior secured notes	—	55,000,000	55,000,000
Other notes payable	72,000	2,778,000	2,850,000
Payments for production capacity rights	4,000,000	2,500,000	6,500,000
Operating lease obligations	337,000	1,009,000	1,346,000

	$13,483,000	$61,287,000	$74,770,000

        In connection with the Seneca refinery, we agreed to buy 100% of the feedstock requirements for the refinery from Lipid Logistics for a ten year period at a benchmark price that will be adjusted according to the market price of the feedstock. Additionally, we will pay a service fee of one-quarter cent for every pound of feedstock purchased and we agreed to purchase a minimum of 25,000,000 gallons of feedstock per year commencing on the date of initial production of biodiesel at the refinery.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Year Ended October 31, 2007 and for the Period from Inception (December 1, 2005) through October 31, 2006

        Contracting revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

        We earned contracting revenues of $21,759,000 for the year ended October 31, 2007 and incurred contracting expenses on contracts in progress of $27,075,000 for the same period. Contracting expenses include provisions for estimated contract losses of $5,316,000 which were recorded during the year ended October 31, 2007. These additional losses primarily relate to costs that we incurred or expect to incur to complete our contractual obligations that will not be reimbursed by our customers. We incurred selling, general and administrative expenses of $15,003,000 during the year ended October 31, 2007. Included in this amount are non-cash, share-based compensation expense of $6,482,000 for options granted to certain key employees and $215,000 for options granted to certain key consultants under our 2006 Equity Incentive Plan.

        Our first biodiesel refining and operating costs began at the start of September with the acquisition of the Clinton County refinery. Biodiesel sales were $3,179,000 and costs were $3,914,000 for an operating loss of $735,000 for the two months that we operated the plant. Future operating losses are expected to be more moderate (approximately half of previous operating losses) because we have already discontinued using, where possible, soybean oil and other high cost vegetable-based feedstocks and started using lower cost feedstock, such as non-edible tallow with no more than a 2% free fatty acid content. Later in the year, we plan to add equipment to the refinery to enable us to process even less expensive animal-derived feedstock with free fatty acid content of up to 20% at which time we would expect the refinery to operate profitably.

        During the period from inception (December 1, 2005) through October 31, 2006, contracting revenues were $16,086,000 and contracting expenses were $21,912,000. Selling, general and administrative expenses were $21,712,000 during the same period and included $18,523,000 of non-cash, share-based compensation expense.

        Interest income was $1,722,000 during the year ended October 31, 2007. We earned this interest primarily on the unspent proceeds from the sale of our equity securities in December 2006 which is described above. There was $326,000 of interest income during the period from inception (December 1, 2005) through October 31, 2006.

        Interest costs of $599,000 during the year ended October 31, 2007 were capitalized as a cost of constructing our refinery in Seneca. Interest expense was $106,000.

        During the period from inception (December 1, 2005) through October 31, 2006, we recorded a non-cash interest expense of $1,413,000 as a result of issuing 1,333,333 shares of common stock to Biosource Fuels, LLC in exchange for the cancellation of our debt obligation that arose from the acquisition of the business of Biosource Fuels.

        The net loss for the year ended October 31, 2007 was $19,416,000 or $0.18 per common share. The net loss for the period from inception (December 1, 2005) through October 31, 2006 was $28,515,000 or $0.38 per common share.

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

        The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

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

Patents

        Intangible assets with definite lives are subject to amortization. Such intangible assets consist of two purchased patent which are being amortized on a straight-line basis over the patent life of 17 years. Intangible assets with definite lives are tested for impairment if conditions exist that indicates the net carrying value may not be recoverable. These conditions may include an economic downturn, regulations relating to alternative fuels, or a change in the assessment of future operations.

Intellectual Property

        Intangible assets with indefinite lives are not subject to amortization. Such intangible assets consist of intellectual property and proprietary technology. Tests for impairment are performed at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment tests include a comparison of estimated undiscounted cash flows associated with the asset to the asset's carrying amount. If the fair value is less than the carrying value of the asset, an impairment charge is recorded to reduce the value of the asset to fair value.

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

RISK FACTORS

        You should carefully consider the risks and uncertainties described below and all of the information included in this Annual Report before making any investment decision regarding our securities. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition, results of operations or cash flow may be materially and adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

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

        We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.

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

        Our current operating cash flow depends on our ability to timely and economically complete and operate our Seneca biodiesel refinery and the Greenville biodiesel refinery for which we are entitled to purchase 50% of the production. If our biodiesel refining operations are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback. Prolonged problems may threaten the commercial viability of these refineries. Moreover, the occurrence of significant unforeseen conditions or events in connection with these refineries may require us to reexamine the thoroughness of our due diligence and planning processes. Any change to our business model or management's evaluation of the viability of these projects may adversely affect our business.

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

        Our results are substantially dependent on many different commodity prices, especially prices for biodiesel, petroleum diesel, feedstock and materials used in the construction of our refineries. As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

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

        The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. The prices for most commonly available biodiesel feedstocks are at or near record high levels and are not expected to abate in the near future. Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages or quality control issues of feedstock providers. Such a shortage or quality control issues could require us to suspend operations until feedstock of acceptable quality is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstocks.

We may be unable to obtain the additional capital required to implement our business plan.

        We expect that current capital and other existing resources will be sufficient to provide only a limited amount of capital to operate and build our plants. The revenues generated from designing and building biodiesel refineries for third parties were insufficient to cover the anticipated final costs of construction and the proceeds from our most recently completed private placements of securities are not sufficient to fund operations and planned growth of owning and operating our own refineries. We will require additional capital to continue to expand our business beyond the initial phase. There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

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

        As of December 31, 2007, we had approximately 70 full-time equivalent employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel. We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions. Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market and other conditions. No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

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

        The biodiesel industry is new, and general public acceptance of biodiesel is uncertain, particularly with respect to biodiesel produced from animal-derived fats, oil and greases. For example, in many markets animal-derived biodiesel sells at a discount compared to soy-derived biodiesel. Public acceptance of biodiesel produced by the Nova process as a reliable, high-quality alternative to diesel may be limited or slower than anticipated due to several factors, including:

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

        The pour point for a fuel is the temperature at which the flow of the fuel substantially stops. A lower pour point means the fuel will flow more readily in cold weather. The pour points for No. 2 diesel and No. 1 diesel, which are used extensively for automotive transportation, are approximately -17°F and -45°F, respectively. In contrast, the pour points of soybean-based, yellow grease-based and animal tallow-based pure biodiesel, or B100, are approximately 32°F, 37°F and 64°F, respectively. However, in testing conducted in 2005 by the Biodiesel Cold Flow Consortium established by the National Biodiesel Board, the pour points of soybean-based, yellow grease-based and animal tallow-based 2% blended biodiesel, or B2, were approximately -17°F each, the same pour point as No. 2 diesel. We believe that B5 and B20 blends would produce similar results. Therefore, we believe that most biodiesel produced in the U.S. will need to be a blended product to provide an acceptable pour point in cold weather.

        This may cause the demand for our biodiesel in colder climates to diminish seasonally. This may also require us to use particular feedstocks that customers believe are better suited for their climate, which could require us to purchase more expensive feedstocks and increase our cost of sales. In addition, the testing conducted by the Biodiesel Cold Flow Consortium showed that successful blending of biodiesel with petroleum-based diesel would require the biodiesel to be heated to approximately 10°F above its cloud point. This would necessitate the use of heated facilities in order to produce a blended product, which would increase blending costs and the resulting cost of biodiesel sold to the public. Further, at low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks, which would increase storage costs. Any reduction in the demand for, or increased costs of, our biodiesel will reduce our revenue and have an adverse effect on our financial condition and results of operations.

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

        Larger foreign owned and domestic companies who have been engaged in this business for substantially longer periods of time, such as vertically integrated agricultural and food supply companies such as ADM and Bunge, or who decide to enter into our industry, such as Tyson and Conoco Phillips, may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstocks, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

Competition due to advances in alternative fuels may lessen the demand for biodiesel and negatively impact our profitability.

        Alternative fuels, gasoline oxygenates, ethanol and biodiesel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that, like biodiesel, may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Additionally, there is significant research and development being undertaken regarding the production of ethanol from cellulosic biomass, the production of methane from anaerobic digesters and the production of electricity from wind and tidal energy systems, among other potential sources of renewable energy. If these alternative fuels continue to expand and gain broad acceptance such that the overall demand for diesel is reduced, we may not be able to compete effectively.

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

        The American Society of Testing and Materials, or ASTM, is the recognized standard-setting body for fuels and additives in the U.S. ASTM's specification for biodiesel as a blend stock, D6751, has been adopted by the EPA, and compliance with such specification is required in order for our biodiesel to qualify as a legal motor fuel for sale and distribution. In Europe, biodiesel standard is EN 14214, which has been modified to a more stringent standard in Germany. ASTM and the European standard setting bodies have modified the biodiesel specifications in the past, and are expected to continue to modify the specification in the future as the use of biodiesel expands. There is no guarantee that our production facilities will be able to produce ASTM-compliant biodiesel in the event of changes to the specifications. We may need to invest significant capital resources to upgrade or modify our production facilities, which might cause delays in construction or stoppages of production and the resultant loss of revenue, or which might not be economically feasible at all. Any modifications to our production facilities or to the biodiesel ASTM specification or other specification with which we attempt to comply may entail increased construction or production costs or reduced production capacity. These consequences could result in a negative impact on our financial performance.

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

        In addition, environmental regulatory standards for emissions into the air may adversely affect the market for biodiesel. For example, in 2005, the Texas Commission on Environmental Quality issued a rule for its Texas Low Emission Diesel program, which mandated reformulated diesel fuels that are less polluting. While biodiesel is generally believed to reduce emissions of hydrocarbons, sulfur, carbon monoxide and particulate pollutants, its effect on the emissions of nitrogen oxide in comparison to petroleum diesel are not, at this time, clearly established. In 2005, the Texas Commission on Environmental Quality stated that biodiesel did not comply with the Texas Low Emission Diesel program, but suspended the implementation of its statement while it reviewed technical data related to nitrogen oxide emissions from biodiesel as compared to petroleum diesel. On December 21, 2007, the Texas Commission on Environmental Quality approved the use of a B5 biodiesel blend as compliant with the program. The Texas Commission on Environmental Quality has not approved B20 or B100 blends and, as a result, market demand for biodiesel in the State of Texas may be significantly reduced. We cannot give assurance that the application of environmental laws to our business will not cause us to limit our production, to significantly increase the costs of our operations and activities, to reduce the market for our products or to otherwise adversely affect our financial condition, results of operations or prospects.

Penalties we may incur could impair our business.

        Failure to comply with government regulations could subject us to civil and criminal penalties require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our prospects, business, financial condition and our results of operations.

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

        The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, in certain cases, result in substantial additional expenses to license technologies from third parties. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources or engage legal counsel willing to advance the litigation costs. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no assurance that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Even if we are able to obtain rights to a third party's intellectual property, those rights may be non-exclusive and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to produce and sell our biodiesel or may have to cease some of our business operations as a result of infringement claims, which could severely harm our business. We cannot give assurances that our biodiesel technologies will not conflict with the intellectual property rights of others. Additionally, any involvement in litigation in which we are accused of infringement may result in negative publicity about us and injure our relations with any then-current or prospective customers or vendors.

Decommissioning costs are unknown and may be substantial.

        We may become responsible for costs associated with abandoning facilities that we use for production of biodiesel, which we anticipate will have a useful life of twenty years in the absence of a major overhaul. Abandonment and reclamation of these facilities and the associated costs are often referred to as "decommissioning." We have not yet determined if we will establish a reserve account for these potential costs for any of our biodiesel refineries or if we will be able to pay for the costs of decommissioning from the proceeds of future sales. The use of other funds to pay for decommissioning costs could have a material adverse effect on our financial condition and future results of operations.

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

        Prior to the share exchange and the resulting change in control of our company, our business involved oil and natural gas exploration, with an emphasis on the development and production of oil and natural gas assets. This included ownership of non-operating, working interests in two wells in Texas and the exploration of this property. We have determined not to pursue this line of business. However, claims arising from our former business may be made against us. These claims may arise from these former activities (including employee and labor matters), financing and credit arrangements or other commercial transactions. While no claims are pending and we have no actual knowledge of any threatened claims, it is possible that third parties may seek to make claims against us related to the activities and liabilities of our company prior to the share exchange. Even if asserted claims are without merit and we have no liability, defense costs and the distraction of management's attention may adversely affect our business. If any potential claims are made, our business could suffer, particularly if any such claims are material in terms of their magnitude or complexity. Therefore, claims arising from our business prior to the share exchange may have a material adverse effect on our business in the future.

There can be no assurance that we will be able to successfully integrate operations of the Clinton County refinery.

        In evaluating the terms of the acquisition of the Clinton County refinery, we made certain assumptions concerning future operations. A principal assumption was that the acquisition will produce operating results better than those historically experienced or presently expected to be experienced in the future by us in the absence of the acquisition. There can be no assurance, however, that this assumption is correct or that the business of the Clinton County refinery will be successfully integrated in a timely or cost-effective manner.

The gross margins for the Clinton County biodiesel refinery are and will be principally dependent on the spread between feedstock prices and biodiesel prices. If the cost of feedstock increases and the cost of biodiesel does not similarly increase or if the cost of biodiesel decreases and the cost of feedstock does not similarly decrease, our margins will decrease, and our results of operations will be adversely affected.

        Biodiesel is marketed primarily as an additive or alternative to petroleum-based diesel fuel, and as a result biodiesel prices are primarily influenced by the supply and demand for petroleum-based diesel fuel, rather than biodiesel production costs. The very low correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. Any decrease in the spread between biodiesel prices and feedstock prices, whether as a result of a reduction in biodiesel prices or an increase in feedstock prices, would adversely affect our financial performance and cash flow.

        The gross margins of the Clinton County refinery depend principally on the spread between biodiesel and feedstock prices. Until we are able to make capital improvements to the Clinton County refinery to add our feedstock pretreatment process, the Clinton County refinery will be limited to soybean oil and other low free fatty acid feedstocks. The spread between biodiesel prices and soybean oil prices has narrowed significantly in recent periods. Soybean oil, which has been the principal feedstock of the Clinton County refinery, does not have a direct price relationships to the price of biodiesel. The price of soybean oil is influenced by general economic, market and regulatory factors and has been at record high levels recently. Any conditions that negatively impact the supply of soybean oil, such as decreased soybean acres planted by farmers, severe weather or crop disease, or factors that increase demand for soybean oil, such as increasing biodiesel production or changes in governmental policies or subsidies, will tend to increase feedstock prices.

        Farmer planting decisions are a key driver of the price of crop-based feedstocks. In the past two decades, soybean acreage in the U.S. has ranged from approximately 58,000,000 acres to approximately 75,000,000 acres. Over the past 10 years, the number of soybean acres has steadily increased; however, according to a report issued by the U.S. Department of Agriculture on June 29, 2007, soybean producers planted 64,100,000 acres in 2007, a decrease of approximately 15% from 2006. This is the smallest number of soybean acres planted since 1995. Many farmers are devoting more acres to corn as expansion of the ethanol industry is increasing the demand for corn. Growers in Illinois and Iowa showed the largest decrease in soybean acreage from 2006, down 1,750,000,000 acres and 1,350,000 acres, respectively. Planting decisions for 2008 and beyond are likely to be based on relative government supports and anticipated crop prices. As a result of the general decrease in planted acres of soybeans and other oilseed crops, the price for these feedstocks, and the costs of producing biodiesel, may increase.

There can be no assurance that we will achieve anticipated cost savings from our acquisition of the Clinton County biodiesel refinery.

        We made the Clinton County refinery acquisition with the expectation that it will result in beneficial synergies, such as cost savings and enhanced growth. Any success in realizing these benefits and the timing of this realization, if any, depend upon the successful integration of the operations of the Clinton County refinery, and upon general and industry-specific economic factors. The integration is a complex, costly and time-consuming process. The difficulties of integrating the operations of the Clinton County refinery include, among others:

  •
  transitioning and preserving, contractor, supplier and other important third party relationships;

  •
  integrating corporate and administrative infrastructures;

  •
  minimizing the diversion of management's attention from ongoing business concerns; and

  •
  retaining key employees.

        Even if we are able to integrate the operations of the Clinton County refinery and economic conditions remain stable, there can be no assurance that the anticipated synergies will be achieved.

Assumption of unknown liabilities in the acquisition of the Clinton County biodiesel refinery may harm our financial condition and operating results.

        Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisition of the Clinton County refinery is structured as an asset purchase in which we effectively assumed all of the liabilities of the plant from and after the closing date, including liabilities that may be unknown. Such unknown obligations and liabilities could harm our financial condition and operating results.

Risks Related To Our Securities

There is not a well-established trading market for our common stock.

        Our common stock is currently quoted on the American Stock Exchange under the symbol "NBF." While our common stock is now listed on a national securities exchange, the average trading volume has not changed significantly from the recent historical average daily trading volume experienced by our common stock when it was quoted on the OTC Bulletin Board system and the sales prices for our common stock have fluctuated widely since the share exchange in March 2006 depending on the trading volume. The limited public trading market and price volatility may impair your ability to sell your shares of our common stock at the time you wish to sell them or at a price that you consider reasonable, reduce the fair market value of our common stock and impair our ability to raise capital by selling additional shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

        Prior to May 14, 2007, our common stock was quoted on the OTC Bulletin Board system under the symbol "NVBF."

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

  •
  changes in analysts' estimates affecting us, our competitors or our industry;

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

        As of December 31, 2007, 110,047,996 shares of our common stock were outstanding. Of the shares outstanding as of such date, approximately 46,722,000 shares were "restricted securities" and were not eligible for trading without compliance with Rule 144 of the Securities Act. On April 3, 2007, substantially all such shares had satisfied the initial one-year holding period of Rule 144. As a result, the "restricted securities" are eligible for trading so long as all the requirements of Rule 144 are met. During the period from May 1, 2007 to December 31, 2007, stockholders holding 3,064,208 shares of common stock submitted to us requests for the removal of the restrictive legends pursuant to Rule 144. No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock. If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline. The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants, options and convertible notes may be available for future sale and the sale of these shares may depress the market price of our common stock.

        The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock. As of December 31, 2007, we had options, warrants and convertible notes outstanding that may be exercised or converted at various times to acquire 36,715,532 shares, or approximately 25.0%, of our common stock on a fully diluted basis. The future sale of these shares may adversely affect the market price of our common stock. Shares issued upon exercise of our outstanding options, warrants and convertible notes will also cause immediate and substantial dilution to our existing shareholders. In addition, as long as these options, warrants and convertible notes remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

Our existing shareholders can exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

        Kenneth T. Hern, our Chairman and Chief Executive Officer, J.D. McGraw, our President, and Dallas Neil, who is a marketing consultant for us, own approximately 12.7%, 12.7% and 9.4%, respectively, of our outstanding common stock. As a result, these shareholders, acting individually or together, could exert significant influence over substantially all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these shareholders. The interests of these shareholders may not always coincide with our interests as a company or the interest of other shareholders. Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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

If we are or become a "United States real property holding corporation," non-U.S. investors may be subject to U.S. federal income tax, including withholding tax, in connection with the disposition of our shares, and U.S. investors selling our shares may be required to certify as to their status in order to avoid withholding.

        A non-U.S. holder of our common stock will generally be subject to withholding of U.S. federal income tax with respect to distributions made by us that are treated as dividends for U.S. federal income tax purposes. Moreover, a non-U.S. holder of our common stock not otherwise subject to U.S. federal income tax on gain from the sale or other disposition of our common stock may nevertheless be subject to U.S. federal income tax with respect to such sale or other disposition if we are, or have been, a United States real property holding corporation at any time within the five-year period preceding the disposition, or the non-U.S. holder's holding period if shorter. Generally, a corporation is a "United States real property holding corporation" at any time the fair market value of its U.S. real property interests, as defined in the Internal Revenue Code of 1986, as amended, and applicable regulations, equals or exceeds 50% of the aggregate fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business. Although we believe that we are not currently a United States real property holding corporation, and do not expect to become a United States real property holding corporation, no assurances can be made in this regard.

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

Our management will have broad discretion over the use of the proceeds to us from any offering and might not apply the proceeds of an offering in ways that increase the value of your investment.

        Our management will have broad discretion to use the net proceeds from any offering, and you will have to rely on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of an offering in ways that you believe will increase the value of your investment. We will describe the expected use of net proceeds from an offering in the applicable prospectus supplement.

We may incur additional indebtedness in the future. Our current indebtedness and any future indebtedness could adversely affect our business and may restrict our operating flexibility.

        As of October 31, 2007, we had approximately $57,850,000 in total long-term debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility.

        We face several risks relating to our need to complete additional financings in the future. We must satisfy the closing conditions for each drawdown of our $41,000,000 construction, term and working capital secured credit facility to complete our first biodiesel refinery in Seneca, Illinois, to pay general and administrative expenses, and to pay operating expenses that we expect to incur for such refinery. We must also secure additional financing of a likely higher amount for the additional biodiesel refineries. We anticipate that a 60,000,000 gallons per year biodiesel refinery will cost approximately $60,000,000 to $70,000,000 to build, exclusive of any capitalized interest costs, land acquisition costs, the costs of related or ancillary infrastructure and working capital costs. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost and integration overruns. The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques. Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

If our cash flow proves inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing and future debt at terms unfavorable to us.

        Our ability to make payments on and refinance our debt, and to fund our operations and capital expenditures will depend on our ability to generate substantial operating cash flow. If our cash flows prove inadequate to meet our debt service obligations, in the future, we may be required to refinance all or a portion of our existing or future debt, to sell assets or to obtain additional financing. We cannot assure you that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all. If we raise additional equity or equity-related securities in the future, it may be dilutive to holders of our common stock.

Future sales of shares of our common stock or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock, the value of our debt securities and our ability to raise funds in new equity offerings.

        We may issue additional common stock, preferred stock or securities convertible into or exchangeable for common stock, in the future. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and the value of our debt securities and could impair our ability to raise capital through future offerings of equity or equity-

related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock or the value of our debt securities.

Anti-takeover provisions in our charter documents and Nevada law could prevent or delay a change in control of our company.

        Provisions of our articles of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or change of control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

You should consider the U.S. federal income tax consequences of owning our securities.

        There are risks associated with the U.S. federal income tax consequences of owning our debt securities and common stock. Because the tax consequences of owning our debt securities and common stock are complex and certain tax consequences may differ depending on the holder's particular tax circumstances, each potential investor should consult with and rely on its own tax advisor about the tax consequences. In addition, there can be no assurance that the U.S. federal income tax treatment currently applicable to owning our debt securities and common stock will not be modified by legislative, administrative, or judicial action that may have a retroactive effect. No representation or warranty of any kind is made with respect to the acceptance by the Internal Revenue Service or any court of law regarding the treatment of any item of income, deduction, gain, loss or credit by an investor on its tax return.

The effect of the lending of our shares of common stock by two stockholders pursuant to a share lending agreement, including sales of our common stock in short sale transactions, may lower the market price of our common stock.

        Two stockholders are offering shares of our common stock, which may be borrowed by Jefferies & Company, Inc. under a share lending agreement with the stockholders. We will not receive any proceeds of this offering.

        We expect that these shares may be used to facilitate transactions by which investors in our 10% convertible senior secured notes due 2012 may hedge their interests in the convertible notes. The effect of the lending of shares of our common stock by the two stockholders pursuant to the share lending agreement could have a negative effect on the market price of our common stock. The market price of our common stock also could be negatively affected by short sales or other derivative trades of our common stock by the purchasers of the convertible notes to hedge their investment in the convertible notes.

ITEM 7.    FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets as of October 31, 2007 and 2006	55
Consolidated Statements of Operations for the year ended October 31, 2007 and the Period from Inception (December 1, 2005) through October 31, 2006	56
Consolidated Statements of Changes in Stockholders' Equity for the year ended October 31, 2007 and the Period from Inception (December 1, 2005) through October 31, 2006	57
Consolidated Statements of Cash Flows for the year ended October 31, 2007 and the Period from Inception (December 1, 2005) through October 31, 2006	58
Notes to Consolidated Financial Statements	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nova Biosource Fuels, Inc.
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Nova Biosource Fuels, Inc. and its subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006. These financial statements are the responsibility of Nova's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nova Biosource Fuels, Inc. and its subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC Malone & Bailey, PC www.malone-bailey.com Houston, Texas

February 7, 2008

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2007	October 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$26,165,000	$21,826,000
Accounts receivable	4,578,000	—
Inventories	659,000	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,500,000	1,803,000
Prepaid expenses and other current assets	354,000	164,000

Total current assets	34,256,000	23,793,000

Property, plant and equipment
Land	3,784,000	—
Plant and equipment, net of accumulated depreciation of $496,000 and $118,000, respectively	11,262,000	988,000
Assets being developed for our own use	55,119,000	10,519,000

Total property, plant and equipment	70,165,000	11,507,000

Intangible assets
Patent, net of accumulated amortization of $18,000 and $4,000, respectively	232,000	246,000
Intellectual property and proprietary technology	4,945,000	4,945,000
Purchased production capacity rights	846,000	—

Total intangible assets	6,023,000	5,191,000

Other assets
Restricted cash and investments	11,125,000	—
Deferred debt issuance costs	3,975,000	—

Total other assets	15,100,000	—

Total Assets	$125,544,000	$40,491,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$72,000	$—
Accounts payable	7,442,000	4,658,000
Accrued expenses	9,864,000	4,134,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	11,941,000

Total current liabilities	17,378,000	20,733,000
Long-term debt	57,778,000	—

Total liabilities	75,156,000	20,733,000
Minority interest	3,980,000	4,002,000
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 110,199,966 and 85,646,358 shares issued, respectively	110,000	86,000
Additional paid-in capital	94,653,000	44,185,000
Accumulated deficit	(47,931,000)	(28,515,000)
Treasury stock, 152,000 and no shares, respectively	(424,000)	—

Total stockholders' equity	46,408,000	15,756,000

Total Liabilities and Stockholders' Equity	$125,544,000	$40,491,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended October 31, 2007	Period from Inception (December 1, 2005) through October 31, 2006
Revenues:
Biodiesel and related co-product sales	$3,179,000	$—
Contracting revenues	21,759,000	16,086,000
Services revenues	—	125,000

Total revenues	24,938,000	16,211,000

Costs and expenses:
Cost of biodiesel and related co-product sales	3,914,000	—
Contracting expenses	27,075,000	21,912,000
Selling, general and administrative	15,003,000	21,712,000

Total costs and expenses	45,992,000	43,624,000

Loss from operations	(21,054,000)	(27,413,000)
Other income (expense):
Interest and other income	1,722,000	326,000
Interest expense	(106,000)	(1,426,000)
Minority interest in loss (earnings) of subsidiary	22,000	(2,000)

Net loss	$19,416,000	$(28,515,000)

Basic and diluted net loss per share	$(0.18)	$(0.38)

Weighted-average number of shares outstanding	106,542,410	75,735,751

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Common Shares Issued	Common Stock (at Par Value)	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Opening balances	6,925,000	$7,000	$(7,000)	$—	$—	$—
Share exchange with Biosource America	40,000,000	40,000	356,000	—	—	396,000
Three-for-two forward stock split	23,462,523	24,000	(24,000)	—	—	—
Sale of common stock in private placement, net of placement fee	12,847,641	13,000	18,926,000	—	—	18,939,000
Issuance of common stock in exchange for note payable	1,333,333	1,000	6,412,000	—	—	6,413,000
Issuance of stock options to employees	—	—	12,041,000	—	—	12,041,000
Issuance of stock options for services to consultants	—	—	2,114,000	—	—	2,114,000
Stock issued for services	17,811	—	34,000	—	—	34,000
Issuance of restricted stock to employee	1,000,000	1,000	4,299,000	—	—	4,300,000
Issuance of restricted stock to directors for director's fees	50,000	—	10,000	—	—	10,000
Issuance of stock to directors in lieu of director's fees	10,050	—	24,000	—	—	24,000
Net loss	—	—	—	(28,515,000)	—	(28,515,000)

Balances at October 31, 2006	85,646,358	86,000	44,185,000	(28,515,000)	—	15,756,000
Sale of common stock in private placement, net of placement fee	24,352,334	24,000	43,771,000	—	—	43,795,000
Issuance of stock options to employees	—	—	6,403,000	—	—	6,403,000
Issuance of stock options for services to consultants	—	—	215,000	—	—	215,000
Issuance of restricted stock to directors for director's fees	95,460	—	64,000	—	—	64,000
Issuance of stock to directors in lieu of director's fees	5,456	—	15,000	—	—	15,000
Exercise of warrants, net issuance	100,358	—	—	—	—	—
Repurchase of common stock for treasury (152,000 shares)	—	—	—	—	(424,000)	(424,000)
Net loss	—	—	—	(19,416,000)	—	(19,416,000)

Balances at October 31, 2007	110,199,966	$110,000	$94,653,000	$(47,931,000)	$(424,000)	$46,408,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended October 31, 2007	Period from Inception (December 1, 2005) through October 31, 2006
Cash flows from operating activities
Net loss	$(19,416,000)	$(28,515,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	403,000	122,000
Minority interest in (loss) earnings of subsidiary	(22,000)	2,000
Interest expense upon exchange of note for common stock	—	1,413,000
Share-based compensation for employees and directors	6,482,000	16,375,000
Share based compensation for consultants and agents	215,000	2,148,000
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(3,966,000)	—
Inventories	(344,000)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,543,000)	(1,803,000)
Prepaid expenses and other current assets	(190,000)	(164,000)
Accounts payable	2,326,000	4,658,000
Accrued expenses	5,730,000	4,134,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,941,000)	11,941,000

Net cash (used in) provided by operating activities	(22,266,000)	10,311,000

Cash flows from investing activities
Purchase of land	(3,650,000)	—
Assets being developed for our own use	(44,544,000)	(10,519,000)
Purchase of net assets in business combination	(10,688,000)	(1,000,000)
Purchases of property and equipment	(237,000)	(51,000)
Change in restricted cash and investments	(11,125,000)	—

Net cash used in investing activities	(70,244,000)	(11,570,000)

Cash flows from financing activities
Proceeds from private placement of stock	47,000,000	20,310,000
Costs associated with sale of stock	(3,205,000)	(975,000)
Sale of minority interest	—	4,000,000
Proceeds from note payable to purchase land	2,520,000	—
Proceeds from issuance of convertible notes	55,000,000	—
Costs associated with issuance of debt	(4,042,000)	—
Payments on notes payable and long-term debt	—	(250,000)
Repurchase of common stock for treasury	(424,000)	—

Net cash provided by financing activities	96,849,000	23,085,000

Net increase in cash and cash equivalents	4,339,000	21,826,000
Cash and cash equivalents
Beginning of period	21,826,000	—

End of period	$26,165,000	$21,826,000

Non-cash financing and investing activities:
Purchase of fixed assets and intangible assets in exchange for note payable	$—	$5,000,000
Repayment of note payable in exchange for issuance of common stock	$—	$5,000,000
Purchase of patent in exchange for issuance of note payable	$—	$250,000
Purchase of production capacity rights in exchange for construction receivable	$846,000	$—

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of October 31, 2007

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

        Nova Biosource Fuels, Inc. ("Nova") is an energy company in the business of refining and marketing renewable diesel fuel products and related co-products. Nova has developed technology for the production of biodiesel fuel from animal and vegetable fats, oils and greases. It also designs and constructs facilities for the production of biodiesel fuels.

        Biosource America, Inc. ("Biosource America") was incorporated in Texas on December 1, 2005. On February 10, 2006, Biosource America acquired substantially all of the assets of Biosource Fuels, LLC which had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal-derived fats, oils and greases and vegetable-based oils. This acquisition is described more fully in Note 6 below.

        Nova Oil, Inc., a Nevada corporation ("Nova Oil"), was a non-operating "shell company," as such term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, prior to March 31, 2006. On March 31, 2006, Nova Oil completed a share exchange pursuant to which it issued 40,000,000 shares of its common stock in exchange for all of the shares of common stock of Biosource America. As a result of the share exchange, Biosource America became a subsidiary of Nova Oil, a change of control of Nova Oil occurred as the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of common stock of Nova Oil, and Nova Oil ceased being a "shell company."

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

        Nova's initial focus has been to design and build biodiesel refineries for third parties while it transitions to its intended primary business of building and operating its own biodiesel refineries. At October 31, 2007, Nova was completing the construction of the last of three biodiesel refineries planned for outside parties (see Note 7) and was in the process of building three biodiesel refineries for its own use (see Note 4). All of Nova's refineries will use its proprietary, patented process technology, which enables the use of a broad range of lower cost feed stocks.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        Nova's consolidated financial statements include the accounts of Nova and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        At October 31, 2007, other than Nova Holding Seneca LLC, which is subject to an 8% minority interest as described in Note 10, and Nova Biofuels Seneca LLC, which is a wholly-owned subsidiary of Nova Holding Seneca LLC, all of Nova's subsidiaries are wholly-owned.

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

Cash Equivalents

        Cash equivalents include highly liquid investments purchased with original maturities of three months or less. Cash equivalents of approximately $25,835,000 and $21,348,000 at October 31, 2007 and 2006, respectively, consist of certificates of deposit, money market funds, and short-term government backed investments.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method using actual production costs incurred.

        Inventories are reviewed for salability and obsolescence, and an allowance is provided for any inventory unlikely to be sold.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation of plant and equipment is provided using the straight-line method for financial reporting purposes at rates based on estimated useful lives as follows:

Estimated Useful Lives
Buildings and improvements	15-25 years
Tank farm	15-20 years
Plant process equipment	10-15 years
Lab equipment	5-7 years
Office equipment, furniture and fixtures	5 years
Computer equipment and software	5 years

        The cost of asset additions and improvements that extend the useful lives of plant and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

        When events or changes in circumstances indicate that the carrying amount of property, plant and equipment may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset is compared to the asset's carrying value to determine if a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assets Being Developed for Our Own Use

        Assets being developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service.

        Nova capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. During the year ended October 31, 2007, $599,000 of interest was capitalized. No interest was capitalized during the period from inception (December 1, 2005) through October 31, 2006.

Intangible Assets

        Intangible assets with definite lives are subject to amortization. At October 31, 2007 and 2006, such intangible assets consist of a purchased patent which is being amortized on a straight-line basis over the patent life of 17 years. Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations relating to alternative fuels, or a change in the assessment of future operations.

        Intangible assets with indefinite lives are not subject to amortization. At October 31, 2007 and 2006, such intangible assets consist of intellectual property and proprietary technology. Tests for impairment are performed at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment tests include a comparison of estimated discounted cash flows associated with the asset to the asset's carrying amount. If the fair value is less than the carrying value of the asset, an impairment charge is recorded to reduce the value of the asset to fair value.

Purchased Production Capacity Rights

        Fees and other costs paid to secure the right to purchase biodiesel production capacity from refineries in which Nova has no ownership in the plant's fixed assets and no ownership interest in the production company are capitalized. Capitalized amounts will be amortized using the straight-line method over the estimated useful life or legal term of the off-take agreement after commercial production begins. These rights are reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired.

Restricted Cash and Investments

        Restricted cash and investments are held in trust and represent debt service reserves for payment of semi-annual interest on Nova's convertible notes through September 30, 2009. At October 31, 2007, restricted cash and investments consist primarily of money market funds.

Deferred Debt Issuance Costs

        Costs incurred in connection with borrowing are capitalized and amortized as an adjustment to interest expense over the term of the borrowing using the interest method.

Fair Value of Financial Instruments

        Various methods and assumptions are used to estimate the fair value of financial instruments. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value. The fair value of the convertible notes and other debt is estimated based on the current rates offered to Nova for debt of similar maturities.

Biodiesel and Related Co-Product Sales Revenue Recognition

        Revenue from biodiesel and related co-product sales is recognized when the products are shipped or delivered and the title and risk of loss passes to the customer. Biodiesel and related co-product sales include amounts related to the federal excise tax incentive program for blending biodiesel fuel with petroleum diesel fuel. Provisions for any product returns or discounts given to customers are accounted for as reductions in revenues in the same period revenues are recorded.

Construction Contract Revenue and Cost Recognition

        Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date for each contract to estimated total costs of each contract at completion. This method is used because management considers total costs to be the best available measure of progress on the contracts. Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses (if any) on uncompleted construction contracts are made in the period in which such losses are identified. Changes in job conditions, job performance and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

        The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Services Revenues

        Services revenues primarily consist of engineering fees. These revenues are recognized as services are performed.

Income Taxes

        Nova and its subsidiaries file a consolidated federal tax return.

        Nova uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss per Common Share

        Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted- average number of common and common equivalent shares outstanding during the period. For the year ended October 31, 2007 and the period from inception (December 1, 2005) to October 31, 2006, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss.

	Year Ended October 31, 2007	Period from Inception (December 1, 2005) through October 31, 2006
Weighted-average shares used to compute basic and diluted net loss per common share:	106,542,410	75,735,751

	October 31, 2007	October 31, 2006
Securities convertible into shares of common stock, not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	6,162,365	5,698,991
Stock warrants related to private equity placements	15,525,845	6,872,916
Common stock issuable upon conversion of convertible notes	15,027,322	—
Other warrants	—	104,250

	36,715,532	12,676,157

Stock-Based Compensation

        Nova measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payments." The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Nova utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

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

Treasury Stock

        Treasury stock is stated at cost.

Credit Risk

        Financial instruments that potentially subject Nova to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Nova invests its excess cash in bank certificates of deposit, money market funds and short-term government obligations. These investments are generally insured or guaranteed by the U.S. Government or the Federal Deposit Insurance Corporation. There have been no credit risk losses related to these investments.

        Nova performs ongoing credit evaluations of its customers' financial condition and maintains an appropriate allowance for uncollectible accounts receivable based on the expected collectability of all accounts receivable. Nova's accounts receivable are generally unsecured. At October 31, 2007, Sanimax Energy, Inc. accounted for 89% of accounts receivable.

Risks and Uncertainties

        Nova is subject to risks common to companies in the renewable fuel refining and petroleum refining industries. These risks, which could have a material and negative impact on Nova's business, financial condition and results of operations, include, but are not limited to, loss of any significant customer, dependence on key feedstock suppliers, obtaining regulatory clearances and approvals for refineries, and changes in refined petroleum product prices.

        Demand and the corresponding prices for biodiesel products can vary significantly over time and decreases in price levels could adversely affect Nova's profitability and viability. The price for biodiesel correlates with the price for petroleum-based diesel fuel and other energy commodities. Any lowering of diesel prices may also lead to lower sales prices for biodiesel and adversely affect Nova's operating results.

        Nova's business may depend on continuation of certain federal and state subsidies and regulatory support. Certain subsidies to the biodiesel industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of biodiesel in a material way.

Statement of Cash Flows Information

        During the year ended October 31, 2007, $201,000 was paid in cash for interest and no cash was paid for taxes. During the period from inception (December 1, 2005) through October 31, 2006, $13,000 was paid in cash for interest and no cash was paid for taxes.

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

Recent Accounting Pronouncements

        Nova does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 3—INVENTORIES

        Inventories are as follows:

October 31, 2007
Raw materials (feedstock)	$415,000
Work in process	37,000
Finished goods (biodiesel and related co-products)	207,000

Total inventories	$659,000

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are as follows:

	October 31, 2007	October 31, 2006
Land	$3,784,000	$—
Plant and equipment:
Plant process equipment	8,588,000	1,000,000
Building and improvements	1,479,000	—
Tank farm	1,257,000	—
Lab equipment	191,000	12,000
Office equipment, furniture and fixtures	120,000	52,000
Computer equipment and software	123,000	42,000

	15,542,000	1,106,000
Less accumulated depreciation	(496,000)	(118,000)

	15,046,000	988,000
Assets being developed for our own use	55,119,000	10,519,000

Net property, plant and equipment	$70,165,000	$11,507,000

        Depreciation expense during the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006 was $378,000 and $118,000, respectively.

Assets Being Developed for Our Own Use

        Assets being developed for our own use consists of three biodiesel refineries. Completion of the first refinery in Seneca, Illinois is expected in early 2008. Construction of the other two refineries will continue through fiscal year 2009.

        Total estimated costs to be incurred for construction of the three refineries are between $215,000,000 and $265,000,000. At October 31, 2007, construction expenditures of $55,119,000 have been recognized and, in addition, approximately $7,149,000 was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after October 31, 2007.

NOTE 5—INTANGIBLE ASSETS

        Intangible assets are as follows:

	October 31, 2007	October 31, 2006
Amortizable intangible assets:
Patent	$250,000	$250,000
Purchased production capacity rights	846,000	—
Less accumulated amortization on patent	(18,000)	(4,000)

Net amortizable intangible assets	1,078,000	246,000
Indefinite lived intangible asset—intellectual property and proprietary technology	4,945,000	4,945,000

Net intangible assets	$6,023,000	$5,191,000

        Amortization expense for intangible assets subject to amortization during the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006 was $14,000 and $4,000, respectively.

Intellectual Property and Proprietary Technology

        Intangible assets acquired in connection with the acquisition of the assets of Biosource Fuels, LLC in February 2006 (see Note 6) relate to the processes developed by Biosource Fuels, LLC with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. The value of intellectual property and proprietary technology and the life of the intangible asset depend on factors such as the cost of different sources of energy, the cost of feed stocks and other processing costs for the subject technology, as well as other economic factors. Management has made an assessment of these factors and determined that this intangible asset has an indefinite life.

Patent

        In April 2006, Nova acquired a patent closely related to its technologies for the synthesis of biodiesel and other biofuels for a short-term note payable of $250,000.

Purchased Production Capacity Rights

        On March 7, 2007, Nova entered into a biofuel tolling and off-take agreement with Scott Petroleum Corporation ("Scott"). Under the agreement, Nova has agreed to purchase and Scott has agreed to sell 50% of the production of Scott's biodiesel refinery in Greenville, Mississippi at approximately the production cost, excluding plant depreciation. The annual production capacity of the plant is 20,000,000 gallons and Nova's right to 50% of the production equals 10,000,000 gallons annually. The agreement has a ten year term that will begin on the first date on which the refinery begins producing sufficient volumes of biodiesel and glycerin to sell in commercial quantities. Nova will be entitled to any tax credits available for blending biodiesel and for selling the products that it purchases pursuant to the agreement.

        Nova is required to pay a tolling fee and other costs to secure the right to purchase this production capacity. Nova will have no ownership in the plant's fixed assets or responsibilities for any related liabilities, and no ownership interest in the production company. Nova's costs related to the tolling agreement are expected to approximate $7,350,000, of which $846,000 has been paid, another $2,500,000 will be paid on or before the refinery begins production and $4,000,000 will be payable over time in connection with the off-take of production. Payments under the tolling fee agreement made after production begins will also include an interest charge of 7% per annum for the unpaid portion of costs payable over time.

        Purchased production capacity rights will be amortized using the straight-line method over the shorter of the estimated useful life or legal term of the off-take agreement after commercial production begins. These rights will be reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired.

NOTE 6—BUSINESS COMBINATIONS

        Effective September 1, 2007, Nova acquired substantially all of the assets and assumed certain liabilities of Clinton County Bio Energy, L.L.C. ("CCBE"). CCBE owned and operated a 10,000,000 gallons per year biodiesel refinery in Clinton County, Iowa, which Nova had previously constructed for CCBE pursuant to a design-build agreement.

        The aggregate purchase price was $10,688,000. The fair value of assets acquired and liabilities assumed was as follows:

At September 1, 2007
Working capital acquired:
Accounts receivable	$612,000
Inventories	314,000
Accounts payable	(457,000)

Net working capital	469,000
Long-term assets and liabilities:
Land	135,000
Plant and equipment	10,414,000
Long-term debt	(330,000)

Net assets acquired	$10,688,000

        Unaudited pro forma information, as though the companies had been combined at the beginning of each of the periods presented, is as follows:

	Year Ended October 31, 2007		Period from Inception (December 1, 2005) through October 31, 2006
	As Reported	Proforma	As Reported	Proforma
Revenues	$24,938,000	$37,297,000	$16,211,000	$16,592,000
Net loss	(19,416,000)	(22,548,000)	(28,515,000)	(29,489,000)
Net loss per share	(0.18)	(0.21)	(0.38)	(0.39)

        The pro forma data may not be indicative of the results that would have been obtained had this transaction actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

        On February 10, 2006, Biosource America acquired the assets of Biosource Fuels, LLC. Biosource Fuels, LLC had been in the business of developing, marketing, selling and licensing processes and technologies for the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. The acquisition purchase price was $6,000,000, consisting of $1,000,000 paid in cash and a $5,000,000 note payable. The fair value of assets acquired was as follows:

At February 10, 2006
Plant and equipment	$1,055,000
Intellectual property and proprietary technology	4,945,000

Total assets acquired	$6,000,000

NOTE 7—CONSTRUCTION CONTRACTS

        At October 31, 2007, Nova had completed construction of biodiesel refineries for Clinton County Bio Energy, L.L.C. in Clinton County, Iowa and for Sanimax Energy, Inc. in DeForest, Wisconsin. Construction of a biodiesel refinery for Scott Petroleum Corporation in Greenville, Mississippi is nearing completion. These three customers accounted for all of the contracting revenues for the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006.

        Effective September 1, 2007, Nova acquired the Clinton County refinery which it had designed and built (see Note 6).

        The percentage of completion on construction contracts is estimated based on total costs incurred to date compared to estimated total costs for each contract at completion. At October 31, 2007, total amounts of construction contracts and the estimated percentage of completion are as follows:

Contract	Contract Amount	Percentage of Completion
Clinton County Bio Energy, L.L.C.	$5,924,000	100%
Sanimax Energy, Inc.	17,426,000	100%
Scott Petroleum Corporation	14,495,000	99%

	$37,845,000

        At October 31, 2007, estimated remaining expenditures to complete the construction of the plants being built for third parties approximate $3,374,000. Of that amount, approximately $1,925,000 is committed through purchase orders issued to sub-contractors and equipment vendors for payment or delivery of goods and services after October 31, 2007.

        The contract backlog balance represents the amount of revenue Nova expects to realize from work to be performed on uncompleted contracts in progress at period end. Changes in contract backlog during the year ended October 31, 2007 and the backlog at October 31, 2007 are as follows:

Backlog balance at November 1, 2006	$19,764,000
Contract change orders during the year	1,995,000
Less contract revenue earned during the year	(21,759,000)

Backlog balance at October 31, 2007	$—

        During the year ended October 31, 2007, contract revenue included $1,995,000 from change order increases on construction contracts. Nova does not expect to recognize future contract revenue from work remaining to complete these projects.

        Cumulative costs and estimated earnings (losses) on contracts and related amounts billed at October 31, 2007 and 2006 are as follows:

	October 31, 2007	October 31, 2006
Cumulative costs incurred on construction contracts, including estimated losses	$48,987,000	$21,912,000
Estimated cumulative losses on construction contracts	(11,142,000)	(5,826,000)

Net costs to be billed on construction contracts	37,845,000	16,086,000
Less cumulative billings to date	(35,345,000)	(26,224,000)

	$2,500,000	$(10,138,000)

        These amounts are reflected in the accompanying consolidated balance sheets at October 31, 2007 and 2006 under the following captions:

	October 31, 2007	October 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,500,000	$1,803,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(11,941,000)

	$2,500,000	$(10,138,000)

        During the year ended October 31, 2007, $5,316,000 of additional estimated losses on contracts were recognized. Cumulative losses on all three contracts are estimated to be $11,142,000. Estimated losses on contracts totaling $5,826,000 were recognized and recorded during the period from inception (December 1, 2005) through October 31, 2006.

NOTE 8—LONG-TERM DEBT

        Long-term debt is as follows:

October 31, 2007
10% convertible senior secured notes	$55,000,000
8.25% note payable to bank	2,520,000
Non interest-bearing note payable to government authority	330,000

Total	57,850,000
Less current portion	(72,000)

Long-term portion of debt	$57,778,000

        Scheduled maturities of long-term debt at October 31, 2007 are as follows:

Year Ending October 31:
2008	$72,000
2009	113,000
2010	2,515,000
2011	150,000
2012	55,000,000

$57,850,000

Convertible Senior Secured Notes

        On September 28, 2007, Nova sold 10% convertible senior secured notes, at par, in the aggregate principal amount of $55,000,000. Interest is payable semi-annually, commencing March 31, 2008, through maturity on September 30, 2012. Interest is payable in cash or, after September 30, 2009 if certain conditions are satisfied, Nova may elect to add interest to the principal amount of the notes at a 12% annual rate.

        Holders may convert their notes into shares of common stock at an initial conversion price of $3.66 per share, subject to adjustment under certain circumstances. If holders elect to convert the notes prior to September 30, 2009, such holders will also receive a make-whole payment equal to the remaining scheduled interest payments due on or before September 30, 2009. Effective September 30, 2009, the conversion price will be reset to equal the lower of the then current conversion price and the weighted average price of Nova's common stock for the immediately preceding 30 trading days, provided that the conversion price cannot be reset below $3.24 per share.

        The notes may be redeemed by Nova on or after September 30, 2009 if the closing price of Nova's common stock exceeds $6.00 per share for twenty days in any thirty consecutive trading day period (the "Pricing Condition"). If the Pricing Condition is met, the notes may be redeemed prior to September 30, 2010 at 100% of the principal amount, plus a make-whole payment equal to the remaining scheduled interest payments due on or before September 30, 2010. After September 30, 2010, the notes may be redeemed at 100% of the principal amount if the Pricing Condition is met. If the Pricing Condition is not met, Nova may redeem the notes at 105% of the principal amount during the year ending September 30, 2011 and at 102.5% of the principal amount during the year ending September 30, 2012.

        The notes are guaranteed by Nova's wholly-owned holding and project subsidiaries for the Clinton County biodiesel refinery (Nova Holding Clinton County, LLC and Nova Biofuels Clinton County, LLC). The notes are secured by a first priority security interest in the Clinton County biodiesel refinery and its assets, and by a pledge of the equity interests in the holding and project subsidiaries for the Clinton County biodiesel refinery.

        Nova has procured a bank letter of credit, using $11,031,000 of cash proceeds from the convertible note issuance, to guarantee payment of the first four semi-annual interest payments totaling $11,031,000. At October 31, 2007, $11,125,000 of prefunded interest payments and accrued interest income are reported as restricted cash and investments in the consolidated balance sheet.

        The terms of the notes restrict the ability of Nova and the guarantor subsidiaries, among other things, to pay dividends, repurchase equity securities, make certain investments or engage in other businesses, incur debt or liens, or merge or sell substantially all of their assets.

        Nova evaluated the notes for derivative accounting considerations under Statement of Financial Accounting Standards No. 133 and EITF 00-19 and determined that the conversion features contained in the notes do not constitute embedded derivatives as the conversion price can not be reset below a minimum share price of $3.24 per share and Nova maintains sufficient authorized shares to provide for a potential conversion.

Securities Loan Agreement

        In connection with the offering of the convertible notes, on September 28, 2007, the Chairman and CEO and the President of Nova entered into a master securities loan agreement with Jefferies & Company, Inc. ("Jefferies") under which these officers may loan, in the aggregate, up to 8,000,000 shares of Nova's common stock which they own to Jefferies during a period of five years, unless all of the notes are converted into common stock prior to such date. Nova expects that the borrowed shares may be used for lending to investors in the convertible notes to facilitate transactions by which such note holders may hedge their investments on the convertible notes. Nova's Board of Directors has determined that the entry into the share lending agreement is in the best interests of Nova's stockholders as it is a means to facilitate the offer and sale of the convertible notes on terms more favorable to Nova than it could have otherwise obtained.

Other Long-Term Debt

        On January 11, 2007, Nova purchased approximately 54 acres of land in Seneca, Illinois for $3,650,000. Nova paid $1,130,000 in cash and issued a note payable to a bank for the balance of $2,520,000. The note payable bears interest at 8.25% per annum and is secured by a mortgage on the land. The loan provides for monthly interest-only payments through July 2008 followed by monthly principal and interest payments of $22,000 until maturity in February 2010. A final principal payment is due at maturity.

        The note payable to government authority is payable to the Iowa Department of Economic Development under a master contract dated August 18, 2005. The loan is unsecured and is non interest-bearing. Interest is not imputed for this liability because amounts are not material. Payments are due in monthly installments of $5,000, with a final payment due on March 1, 2011. The note balance includes a forgivable amount of $100,000 which may be realized at maturity if certain economic development criteria specified in the master agreement are met.

NOTE 9—CONVERSION OF DEBT TO EQUITY

        A note payable of $5,000,000 was issued in connection with the acquisition of the assets of Biosource Fuels, LLC (see Note 6). On April 28, 2006, the note was exchanged for 1,333,333 shares of Nova's common stock. Each share was valued at $4.81, the closing price of Nova's stock on the date of the exchange, resulting in total consideration valued at $6,413,000. The premium of $1,413,000 in value of common stock issued in exchange for the note payable was recorded as a non-cash interest expense upon conversion.

NOTE 10—MINORITY INTEREST

        KBI Energy, LLC ("KBI") purchased an 8% equity interest in Nova Holding Seneca LLC ("Nova Holdings") for $4,000,000 in July 2006. Nova Holdings owns Nova Biofuels Seneca LLC which is the operating entity for the Seneca biodiesel refinery. KBI's interest is recorded as a minority interest in a consolidated subsidiary. KBI's share of (loss) earnings of Nova Holdings was $(22,000) and $2,000 for the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006, respectively.

        Nova has an agreement with an affiliate of KBI to purchase feedstock for the Seneca biodiesel refinery (see Note 16).

NOTE 11—INCOME TAXES

        Nova did not incur any income tax expense during any of the periods presented due to operating losses and the related increase in the valuation allowance.

        The reconciliation of income taxes at the statutory rate of 35% applied to the loss before taxes for the periods presented is as follows:

	Year ended October 31, 2007	Period from Inception (December 1, 2005) through October 31, 2006
Computed "expected" tax recovery	$(6,796,000)	$(9,980,000)
Effect of permanent differences:
Non-deductible interest expense	—	495,000
Other non-deductible expenses	33,000	49,000
Increase in valuation allowance	6,763,000	9,436,000

Tax expense	$—	$—

        The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	October 31, 2007	October 31, 2006
Deferred tax assets:
Loss carryforwards	$8,371,000	$2,682,000
Stock-based compensation	7884,000	6,470,000
Other	152,000	381,000
Deferred tax liability—intangible assets	(208,000)	(97,000)

	16,199,000	9,436,000
Less valuation allowance	(16,199,000)	(9,436,000)

Net deferred tax assets	$—	$—

        Nova has recorded a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. At October 31, 2007, Nova had net operating loss carryforwards for federal income tax purposes of approximately $23,915,000 that may be offset against future taxable income. To the extent not utilized, the net operating loss carryforwards will expire in 2026 and 2027.

NOTE 12—PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS

        In December 2006, Nova issued and sold units of securities consisting of common stock and warrants to purchase additional shares of common stock in a private placement. Aggregate gross proceeds of $47,000,000 were received for 24,352,334 shares of common stock and warrants to purchase an additional 7,772,217 shares of common stock. The relative fair value of the common stock was $33,474,000 and the relative fair value of the warrants was $13,526,000. The warrants have an exercise price of $2.72 per share and expire in five years.

        The fair value of the stock was estimated using current market rates and the fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 5 years, (3) expected volatility of 123%, and (4) zero expected dividends. In connection with the private placement, Nova paid the placement agents a fee of $3,055,000 and incurred other expenses of $150,000. In addition, Nova issued to one of the placement agents warrants to purchase 466,519 shares of common stock. The warrants have an exercise price of $2.72 per share and expire in five years.

        In July 2006, Nova issued and sold units of securities consisting of common stock and warrants to purchase additional shares of common stock in a private placement. These transactions were completed in three closings in which Nova received aggregate gross proceeds of $19,914,000 and issued 12,847,641 shares of common stock and warrants to purchase an additional 6,423,818 shares of common stock. The relative fair value of the common stock was $14,055,000 and the relative fair value of the warrants was $5,859,000. The warrants had an original exercise price ranging between $2.54 and $2.60 and expire in five years.

        The fair value of the stock was estimated using current market rates and the fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate at the date of grant (5.0%-5.2%), (2) expected warrant life of 5 years, (3) expected volatility of 137%, and (4) zero expected dividends. Nova paid the placement agent a fee of $975,000. In addition, Nova granted the placement agent warrants to purchase 466,519 shares of common stock. The warrants had an original exercise price ranging between $2.34 and $2.40 per share and expire in five years.

        Nova has registered for resale from time to time all of the shares of common stock and shares of common stock that are issuable if the warrants are exercised.

        Nova has an effective universal shelf registration statement, for the offer and sale from time to time on a delayed or continuous basis in one or more offerings of up to $200,000,000 of securities which may consist of common stock, preferred stock, depositary shares, debt securities, which may include guarantees of the debt securities by some or all of its subsidiaries, warrants to acquire common stock, preferred stock or debt securities, or units comprising one or more classes of these types of securities. No securities have yet been offered or sold under this registration statement.

NOTE 13—WARRANTS

        Warrants outstanding at October 31, 2007 are as follows:

Warrants:	Number of Warrants	Weighted-Average Exercise Price
Private placement, July 2006	6,890,337	$2.40
Anti-dilution provisions, July 2006 placement	396,772	$2.40
Private placement, December 2006	7,772,217	$2.72
Warrants issued to placement agent	466,519	$2.72

Outstanding at October 31, 2007	15,525,845	$2.57

        As a result of the December 2006 issuance of securities in the private placement, the exercise price and number of shares obtainable pursuant to warrants issued to investors and the placement agent in connection with the July 2006 private placement were adjusted according to the anti-dilution provisions described in the warrants. The adjustments were based on a weighted-average difference between the purchase price of the securities issued in the December 2006 private placement and the exercise price of the original warrants. The adjustments were as follows:

Original Exercise Price	Original Warrants	Adjusted Exercise Price	Adjusted Warrants
$2.60	1,088,062	$2.45	1,154,678
$2.54	5,335,756	$2.40	5,647,008
$2.40	69,916	$2.30	72,956
$2.34	396,603	$2.25	412,467

        Nova considers the adjustments in warrants triggered by the anti-dilution clause to be an adjustment of the original relative fair values allocated to common stock and to warrants. Nova has not recorded a charge to operations for the application of the anti-dilution provisions described in the warrants.

        In June 2007, warrants were exercised to purchase 104,250 shares of common stock at an exercise price of $0.09 per share. Payment in the form of 3,892 shares was received under the net issuance right of the warrant. These warrants were originally issued on February 27, 2004 and no measurable cost was associated with the warrants as management had determined at that time that their fair value was zero.

        Changes in warrants during the year ended October 31, 2007 and warrants outstanding at October 31, 2007 are as follows:

Grant Date	Expiration Date	Exercise Price	Outstanding 10/31/06	Anti-dilution Provisions	New Grants	Exercises	Outstanding 10/31/07
2/27/04	2/27/09	$0.09	104,250	—	—	(104,250)	—
7/06/06	7/06/11	2.40	5,335,756	311,252	—	—	5,647,008
7/10/06	7/10/11	2.45	1,088,062	66,616	—	—	1,154,678
7/26/06	7/26/11	2.30	69,916	3,040	—	—	72,956
7/26/06	7/26/11	2.25	396,603	15,864	—	—	412,467
12/19/06	12/19/11	2.72	—	—	7,772,217	—	7,772,217
12/19/06	12/19/11	2.72	—	—	466,519	—	466,519

	Totals		6,994,587	396,772	8,238,736	(104,250)	15,525,845

NOTE 14—EQUITY INCENTIVE PLAN

Nova 2006 Equity Incentive Plan

        On April 24, 2006, Nova adopted its 2006 Equity Incentive Plan (the "2006 Plan"), which was amended on September 14, 2007. The 2006 Plan provides for equity incentives to be granted to employees, officers or directors of Nova, or key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. The stockholders have ratified and approved the 2006 Plan.

        A maximum of 13,000,000 shares of common stock were authorized for issuance under the 2006 Plan. At October 31, 2007, Nova had 5,658,858 shares remaining for future awards under the 2006 Plan.

        All options granted during the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006 were granted at the market value of the underlying shares on the date of grant.

        During the year ended October 31, 2007, the Compensation Committee approved the grant of non-qualified stock options to employees to purchase, in the aggregate, 461,500 shares of common stock. The options expire ten years from the date of grant, and generally vest over four years. These options have an exercise price ranging between $2.53 and $3.22 per share.

        During year ended October 31, 2007, consultants were issued non-qualified stock options to purchase, in the aggregate, 75,000 shares of common stock. The options expire ten years from the date of grant. These options have an exercise price ranging between $2.25 and $2.79 per share.

        During period from inception (December 1, 2005) through October 31, 2006, the Compensation Committee approved the grant of non-qualified stock options to employees to purchase, in the aggregate, 5,098,991 shares of common stock. The options expire ten years from the date of grant, and generally vest over two years. These options have an exercise price ranging between $2.62 and $3.88 per share.

        During the period from inception (December 1, 2005) through October 31, 2006, consultants were issued non-qualified stock options to purchase, in the aggregate, 600,000 shares of common stock. The options expire ten years from the dates of grant. These options have an exercise price ranging between $2.62 and $3.79 per share.

        The fair value of the stock options granted was computed using the Black-Sholes option-pricing model. Variables used in the Black-Sholes option-pricing model include (1) risk-free interest rate at the date of grant, (2) expected option life based on using the simplified method determined as the average of the option term and the vesting period, (3) expected volatility, and (4) zero expected dividends. During the year ended October 31, 2007, risk-free interest rates ranged between 4.4% and 5.2% and expected volatility ranged between 125% and 134%. During the period from inception (December 1, 2005) through October 31, 2006, risk-free interest rates ranged between 5.0% and 5.1% and expected volatility ranged between 137% and 138%.

        On August 31, 2006, an employee of Nova was granted a restricted stock award for 1,000,000 shares of common stock. The shares vested in equal annual installments over a four year period as long as the employee remained employed by Nova. Nova recorded non-cash share-based compensation expense related to this stock grant. On October 10, 2007, the Compensation Committee accelerated the vesting of the remaining shares of the restricted stock award. This modification resulted in a revision to the original value of the share-based compensation award. As a result, share-based compensation expense for the year ended October 31, 2007 was reduced by $1,245,000.

        Stock option activity from adoption of the 2006 Plan in April 2006 through October 31, 2007 is as follows:

Options under 2006 Equity Incentive Plan:	Number of Options	Weighted- Average Exercise Price
Opening balance	—	—
Option grants	5,698,991	$3.00

Outstanding at October 31, 2006	5,698,991	$3.00
Option grants	536,500	$2.61
Forfeited options	(73,126)	$3.07

Outstanding at October 31, 2007	6,162,365	$2.99

Exercisable at October 31, 2007	5,106,554	$3.00

        Non-cash share-based compensation expense related to stock options and stock grants during the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006 was $6,482,000 and $16,375,000, respectively, for employees and directors and was $215,000 and $2,148,000, respectively, for consultants and agents.

        It is anticipated that unvested options at October 31, 2007 will result in compensation expense being recognized in future years as follows:

Year ending October 31:
2008	$3,263,000
2009	350,000
2010	215,000
2011	136,000

$3,964,000

Non-Employee Director Compensation Program

        On July 31, 2006, the Board of Directors approved a director compensation program for non-employee directors. Pursuant to this program, the Compensation Committee approved the grant of 95,460 shares and 50,000 shares of restricted stock to non-employee directors during the year ended October 31, 2007 and the period from inception (December 31, 2005) through October 31, 2006, respectively. These shares vest in one installment on the third anniversary of the date of grant. The Compensation Committee also approved the grant of 5,456 shares and 10,050 shares to non-employee directors in lieu of cash retainer fees during the year ended October 31, 2007 and the period from inception (December 31, 2005) through October 31, 2006, respectively. Shares granted under the director compensation program are included in the 2006 Equity Incentive Plan.

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at October 31, 2007 and 2006 approximate their fair values because of the short-term maturities of these items. Restricted cash and investments at October 31, 2007 consist primarily of money market funds and represent debt service reserves for payment of semi-annual interest on the convertible notes through September 30, 2009. The carrying value of this financial instrument approximates its fair value.

        The fair value of long-term debt is estimated based on current interest rates available to Nova for debt with similar terms and remaining maturities. Nova's convertible notes were issued in September 2007, and at October 31, 2007, the carrying value of long-term debt approximates its fair value.

NOTE 16—COMMITMENTS

Lease Commitments

        Nova leases the building where it operates its small scale refinery located in Butte, Montana and leases office space in Houston, Texas and Butte, Montana. A subsidiary of Nova also leases land in Oklahoma on which it will build a biodiesel refinery. This lease began November 1, 2006 and provides for a ten year term, with three ten year renewal options.

        Nova has executed rail car leases for 65 insulated tank cars to deliver raw material feedstocks and ship biodiesel. The leases are effective for 60 months beginning upon delivery, and will be treated as operating leases. The monthly rent for each car is $760. Nova is subleasing these railcars under identical terms until they are needed in Nova's operations, expected to be in the first quarter of 2008. The first 20 of these rail cars were delivered during the year ended October 31, 2007.

        Future minimum lease commitments under these operating leases at October 31, 2007 are as follows:

Year ending October 31:
2008	$337,000
2009	328,000
2010	316,000
2011	253,000
2012	176,000
Thereafter	274,000

Total minimum payments	$1,684,000

        Rent expense for the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006 was approximately $155,000 and $80,000, respectively.

Feedstock Purchase Agreement

        On June 26, 2006, Nova Biofuels Seneca LLC ("Nova Seneca") agreed to buy 100% of the feedstock requirements for the Seneca biodiesel refinery from Lipid Logistics, LLC ("Lipid") for a ten year period at a benchmark price that will be adjusted according to the market price of the feedstock. Additionally, Nova Seneca will pay a service fee of one quarter cent for every pound of feedstock purchased and Nova Seneca agreed to purchase a minimum of 25,000,000 gallons of feedstock per year from Lipid commencing on the date of initial production of biodiesel at the plant. If Nova Seneca does not commence biodiesel production at the Seneca facility by May 1, 2008, both parties will have the right to terminate the agreement upon fifteen days prior notice to the other party.

Biodiesel Sale and Purchase Agreement

        On August 8, 2007, Nova entered into a biodiesel sale and purchase agreement with ConAgra Trade Group, Inc. ("ConAgra"). Under the agreement, ConAgra will purchase and take delivery from Nova of approximately 10,000,000 gallons per year of biodiesel produced at the Greenville, Mississippi refinery owned and operated by Scott and to be sold to Nova pursuant to a tolling and off-take agreement with Scott (see Note 5). The biodiesel sale price will be the price per gallon invoiced by ConAgra to its customers or otherwise payable by ConAgra if it is the principal buyer less ConAgra's transportation costs. The price is subject to adjustment for quantity, price and tax incentive if the biodiesel is blended prior to its sale to ConAgra. The initial term of the agreement will terminate upon the later of ten years from the first day of the calendar month in which the Company sells and delivers biodiesel to ConAgra pursuant to the agreement or on May 1, 2018, unless terminated earlier. The agreement may be subsequently extended for successive five year terms.

Defined Contribution Plans

        Nova sponsors defined contribution plans for its employees. These plans include a SIMPLE IRA and a 401(k) plan. Employees may elect to make annual contributions and Nova matches an employee's elective deferral dollar for dollar up to 3% of the employee's compensation. Expense recorded for the matching contributions during the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006 was $43,000 and $7,000, respectively.

NOTE 17—CONCENTRATIONS OF CREDIT RISK

        Financial instruments that subject Nova to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The accounts maintained by Nova at banks are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. The uninsured balance was $11,498,000 at October 31, 2007. Nova has not experienced any credit losses in such accounts and believes it is not exposed to any significant risk of loss based on this exposure.

NOTE 18—CONTINGENCIES

        In the normal course of business, Nova may become subject to lawsuits and other claims and proceedings. These matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Nova's financial position, results of operations or liquidity.

NOTE 19—SUBSEQUENT EVENT

Senior Secured Credit Facility

        On December 26, 2007, Nova Biofuels Seneca LLC ("Nova Seneca"), a subsidiary of Nova, entered into a credit agreement with WestLB AG ("WestLB") for a $41,000,000 senior secured credit facility. The facility includes a $36,000,000 construction loan that will convert to a 60-month term loan upon completion of the Seneca, Illinois biodiesel refinery. The financing also includes a $5,000,000 working capital and letter of credit facility.

        This credit facility will provide debt financing for construction, start-up and operation of Nova Seneca's 60,000,000 gallons per year biodiesel refinery. Funding of the construction loan is expected to begin in February 2008. To secure funding, Nova must first incur and pay approximately $44,620,000 toward Seneca's construction costs which Nova accomplished in January 2008.

        Nova Seneca has the option to select floating or periodic fixed-rate Eurodollar loans with interest at LIBOR plus 4% or Base Rate loans at WestLB's prime rate plus 3%. The term loan will require quarterly principal reductions of 1.5% of the amount converted from the construction loan, with the balance due at maturity. The working capital and letter of credit facility may be borrowed, repaid, and re-borrowed, and is payable at maturity. Borrowings under the credit facility will be secured by substantially all the assets of Nova Seneca.

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION

        Nova's payment obligations under its convertible senior secured notes (see Note 10) are fully and unconditionally guaranteed, on a joint and several basis, by each of its current and future restricted subsidiaries ("Guarantor Subsidiaries"). At October 31, 2007, the Guarantor Subsidiaries are Nova Holding Clinton County, LLC and Nova Biofuels Clinton County, LLC. Each Guarantor Subsidiary is 100% owned by the parent company. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Nova Biosource Fuels, Inc., the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the "Non-Guarantor Subsidiaries"), together with consolidating adjustments necessary to present Nova's results on a consolidated basis.

Condensed Balance Sheet Information
October 31, 2007
(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$25,537	$532	$96	$—	$26,165
Accounts receivable	—	493	4,085	—	4,578
Inventories	—	659	—	—	659
Other current assets	345	3	2,506	—	2,854

Total current assets	25,882	1,687	6,687	—	34,256
Receivables-related party	79,672	1,000	61,540	(142,212)	—
Property, plant and equipment	67	10,383	59,715	—	70,165
Intangible assets	—	—	6,023	—	6,023
Other assets	15,047	—	53	—	15,100

Total assets	$120,668	$13,070	$134,018	$(142,212)	$125,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$60	$12	$—	$72
Accounts payable	1,569	1,115	4,758	—	7,442
Accrued expense	1,209	251	8,404	—	9,864

Total current liabilities	2,778	1,426	13,174	—	17,378
Payables-related party	1,798	12,335	128,079	(142,212)	—
Long-term debt	55,000	270	2,508	—	57,778

Total liabilities	59,576	14,031	143,761	(142,212)	75,156
Investment deficiency in subsidiaries	14,684	—	—	(14,684)	—
Minority interest	—	—	3,980	—	3,980
Stockholders' equity	46,408	(961)	(13,723)	14,684	46,408

Total Liabilities and Stockholders' Equity	$120,668	$13,070	$134,018	$(142,212)	$125,544

Condensed Operations Information
Year Ended October 31, 2007
(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Biodiesel and related co-product sales	$—	$3,179	$—	$—	$3,179
Contracting revenues	—	—	21,759	—	21,759

Total revenues	—	3,179	21,759	—	24,938

Costs and expenses:
Cost of biodiesel and related co-product sales	—	3,914	—	—	3,914
Contracting expenses	—	—	27,075	—	27,075
Selling, general and administrative	12,651	215	2,137	—	15,003

Total costs and expenses	12,651	4,129	29,212	—	45,992

Loss from operations	(12,651)	(950)	(7,453)	—	(21,054)
Equity in losses of subsidiaries	(8,311)	—	—	8,311	—
Other income (expense):
Interest and other income	1,636	5	81	—	1,722
Interest expense	(90)	(16)	—	—	(106)
Minority interest in loss of subsidiary	—	—	22	—	22

Net loss	$(19,416)	$(961)	$(7,350)	$8,311	$(19,416)

Condensed Cash Flow Information
Year Ended October 31, 2007
(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net loss	$(19,416)	$(961)	$(7,350)	$8,311	$(19,416)
Non-cash expenses	6,709	166	203	—	7,078
Net changes in working capital and other	8,102	680	(10,399)	(8,311)	(9,928)

	(4,605)	(115)	(17,546)	—	(22,266)

Cash flows from investing activities:
Additions to fixed assets	(73)	—	(48,358)	—	(48,431)
Additions restricted cash and investments	(11,072)	—	(53)	—	(11,125)
Purchase of net assets in business combination	—	(10,688)	—	—	(10,688)

	(11,145)	(10,688)	(48,411)	—	(70,244)

Cash flows from financing activities:
Net change in intercompany receivables/payables	(69,635)	11,335	58,300	—	—
Proceeds from private placement of stock, net	43,795	—	—	—	43,795
Proceeds from issuance of debt, net	53,478	—	—	—	53,478
Repurchase of common stock for treasury	(424)	—	—	—	(424)

	27,214	11,335	58,300	—	96,849

Net increase in cash and cash equivalents	11,464	532	(7,657)	—	4,339
Cash and cash equivalents:
Beginning of year	14,073	—	7,753	—	21,826

End of year	$25,537	$532	$96	$—	$26,165

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

        Management, under the general direction of and with the participation of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This evaluation also included consideration of whether information that is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) Changes in Internal Control over Financial Reporting.

        There have been no changes in our system of internal control over financial reporting during the quarter ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

        On February 3, 2008, our Board of Directors approved an amendment to the Bylaws to correct a typographical error. A copy of the amendment is filed as Exhibit 3.3 to this report.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The name, age, positions and biographical information of our directors and executive officers are set forth below:

Name	Age	Position and Business Experience
Kenneth T. Hern	70	Chairman of the Board and Chief Executive Officer. Mr. Hern has been Chairman and Chief Executive Officer since March 31, 2006 and was a founder and Chairman and Chief Executive Officer of Biosource America since December 2005. He served as President of Texaco Saudi, Inc., between 1981 through 1984, as Vice Chairman and Managing Director of Texaco Nigeria Limited from 1984 through 1989, and as President of Texaco Brazil from 1989 through 1994, when he retired. From 1994 to 2006, he has served as an independent consultant and served as Chairman of Fibrominn L.L.C., a company formed to generate electricity from biowaste material. Mr. Hern earned a Bachelor of Arts in Chemistry from Austin College in 1960 and a Master of Science in Organic Chemistry from North Texas State University in 1962. He has also received Associate Degrees from the Wharton School of Business and Carnegie Mellon University.
J.D. McGraw	49
		Vice Chairman and President. Mr. McGraw has been President and Vice Chairman since April 2006 and was a founder and Chief Operating Officer of Biosource America in December 2005. He has provided consulting services to over 150 companies including AdTec, American Rice, Blockbuster Video, Chuck E. Cheese, Dryper, International Recovery, Republic Industries and Swift Energy. From 2000 until 2002, Mr. McGraw worked as a Financial Management Consultant for Allan F. Dow & Associates, Inc. From 2002 until 2003, he served as the Executive Vice President of EnerTeck Corporation, a company engaged in the manufacture, sale, and marketing of fuel borne catalytic engine treatment products for diesel engines. Mr. McGraw has served as the President of Jonah Capital Partners, a financial advisory firm, since 2004.

C. Robert Black	72
		Director. Mr. Black has been a director since July 17, 2006. He was formerly Senior Vice President in the Office of the Chairman of Texaco, Inc., an international oil and gas exploration, production, distribution and marketing company, until 1999 when he retired. He spent nearly forty years in various roles with Texaco before his retirement, including key assignments in engineering, supply and distribution, crude oil (international) and Middle Eastern Operations. Elected Vice President of Texaco, Inc. in 1983, Mr. Black was appointed Senior Vice President of Texaco Middle East/Far East that same year, and later named President of the same division. In 1992 he was elected Senior Vice President, and in 1997 was appointed President of Texaco's Worldwide Exploration and Production. In his last and most recent role with Texaco, Mr. Black was responsible for developing and managing the company's relationships with the industry on a worldwide basis, along with oversight responsibility for Texaco's Technology Division and Corporate Reserves Audit Group. He also served as Corporate Compliance Officer, and as a member of Texaco's Executive Council, which set corporate strategies and priorities. Mr. Black is a member of the Board of Trustees of the United States-Azerbaijan Chamber of Commerce, the University of Texas Engineering Advisory Council, and the Committee of Economic Development. He is a distinguished alumnus of Texas Tech University, graduating with a bachelor's degree in petroleum engineering in 1958 and was appointed to the Texas Tech University System Board of Regents by Governor Rick Perry in 2001. He also serves on the Board of Directors of Coastal Energy Company and Madagascar Oil Limited.
James L. Rainey	78
		Director. Mr. Rainey has been a director since November 7, 2006. Mr. Rainey previously served as President and Chief Executive Officer of Farmland Industries, Inc., from 1986 to 1991, when he retired and became a consultant. At the time of his retirement, Farmland was the largest agricultural supply cooperative in the United States and had a strong asset base in petroleum refining, basic and upgraded fertilizer production and distribution, mixed livestock feed production and distribution, pork and beef processing and marketing, information systems, international trading, and financial services. Previously Mr. Rainey served as President and Chief Executive Officer of Kerr-McGee Chemical Corp., a wholly-owned subsidiary of Kerr-McGee Corp., from 1975 to 1986; and as a Senior Vice President of the parent company from 1984 to 1986. Kerr-McGee Corp., now a subsidiary of Anadarko Petroleum Corporation, was an energy company with operations in petroleum exploration and production, refining, coal and chemicals. Mr. Rainey spent a total of 22 years with Kerr-McGee. He received his bachelor's degree in agriculture from Purdue University in 1952 and an honorary Ph.D. from Purdue University in 1991.

John W. Sinders, Jr.	54
		Director. Mr. Sinders was appointed as a director of the Company on September 24, 2007. Since February 2007, he has served as the Chairman of the Board of Aston Martin North America, a manufacturer of luxury automobiles. Since 2007, he has also been serving as a director of Mercator Lines Limited, a shipping company, Britannia Bulk Plc, a shipping company, Sundial Enterprises and Arabian Capital, a private investment company. In addition to his board positions, Mr. Sinders serves as Chief Financial Officer of Sundial Enterprises, Arabian Capital and Sinders Racing, a professional automobile racing team. Prior to February 2007, Mr. Sinders was a Managing Director of Investment Banking for Jefferies & Company, a leading investment banking firm, where he also served as head of its transportation, oil services and infrastructure group. Prior to joining Jefferies, Mr. Sinders was Co-Head of the Global Energy Group for RBC Capital Markets, a leading investment banking firm. Prior to RBC, Mr. Sinders was a Managing Director, EVP, and Co-Head of Energy at Jefferies & Company. Previously, he was Head of Corporate Finance and a member of the Board of Directors of Howard Weil, an investment company, in New Orleans and spent eight years practicing corporate securities law with Jones Walker and McGlinchey Stafford in New Orleans. Mr. Sinders is a registered broker, dealer and investment advisor in multiple states and a member of the National Association of Securities Dealers. He earned a bachelor's of arts from the University of Virginia in 1976 and a law degree from the University of Virginia in 1979.
John S. Reiland	58
		Director. Mr. Reiland has been a director since July 31, 2006. He is currently the Chief Financial Officer of StarVox Communications, Inc., a telecommunications services provider, a position he has held since August 2007. From March 2006 to 2007, Mr. Reiland was CEO/Chief Restructuring Officer of RONCO, a company engaged in the manufacture, marketing and distribution of consumer products. From March 2003 until March 2006, he served as the Chief Financial Officer of US Dataworks, a developer of payment processing software focused on the financial services market, federal, state and local governments, billers and retailers. From March 2002 until December 2002, Mr. Reiland was the Interim Chief Executive Officer of New England Pantry, Inc., a convenience store chain. From November 2000 to February 2002, he was Chief Executive Officer of ServiceIQ, a privately held developmental stage company developing wireless communications devices for the field service industry. Mr. Reiland also serves on the board of directors of StarVox Communications, Inc. and RONCO Corporation. Mr. Reiland is a certified public accountant and began his career at PriceWaterhouse & Co. from 1973 to 1978. He received his Bachelor of Business Administration degree from the University of Houston in 1973.

Robert White	72
		Director. Mr. White has been a director since July 17, 2006. He was the last President of Mobil Exploration and Producing U.S. Inc., a division of Mobil Oil Company focusing on domestic oil and gas exploration and production, prior to that company's merger with Exxon in 1996, when he retired. Mr. White's career with Mobil spanned over 40 years, including 15 years spent outside the United States. He joined the company in 1964 as a production engineer in Hobbs, New Mexico, following his honorable discharge from the U.S. Army Corps of Engineers at the rank of Captain. Since that time he has served as Manager of Economics and Planning for Natural Gas in North America, Planning Advisor for Exploration and Producing in North America, Chairman and President of Mobil Producing Netherlands, Mobil Producing Nigeria, and Mobil North Sea Limited in London. While in the UK, Mr. White also served as Chairman of the Petroleum Science and Technology Institute, a scientific and development organization made up of oil industry representatives and Scottish universities. Mr. White is a graduate of the University of Texas at Austin with a Bachelor of Science in Petroleum Engineering.
Fred S. Zeidman	61
		Director. Mr. Zeidman has been a director since June 26, 2007. He has served as a Managing Director of the law firm Greenberg Traurig, LLP since July 2003. Mr. Zeidman has served as Chairman of the Board of Corporate Strategies, Inc., a consulting firm, since July 2004, and he served as Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 to February 2007. Mr. Zeidman serves as the Chairman of the Board of the United States Holocaust Memorial Museum. He received a Bachelor of Science in Business Administration from Washington University in 1968, and an MBA from New York University in 1970.

David G. Gullickson	56
		Vice President and Chief Financial Officer. Mr. Gullickson was appointed Chief Financial Officer in January 2007. He is a certified public accountant and has been a partner with Tatum, an executive services and consulting firm, since 2005. From 2005 to August 2006, he was Senior Vice President—Finance and Administration, Treasurer and Chief Financial Officer of Vanco Energy Company in Houston, Texas, an independent oil and gas company focusing on exploration and development of frontier deepwater oil and gas leases in Africa and in Ukrainian sections of the Black Sea. From 2003 to 2005, he was a consultant with Sirius Solutions, LLLP and MatrixCIO, Inc., working with public reporting companies to assess, document, test and remediate financial reporting controls to comply with Sarbanes-Oxley Act requirements. From 1996 to 2003, he was Vice President—Finance and Administration, Chief Financial Officer, Treasurer and Secretary of Precision Tube Holding Corporation in Houston, Texas, an international manufacturer of equipment used in the energy industry. From 1990 to 1995, he was Corporate Controller and Chief Accounting Officer of Tejas Power Corporation in Houston, Texas, a natural gas trading company that also developed and operated offshore pipeline systems and onshore salt-dome caverns for gas storage. Mr. Gullickson started his career at Ernst & Young LLP from 1980 to 1983, auditing oil and gas and energy industry service and manufacturing companies. He received his Master of Professional Accounting degree from the University of Texas in Austin in 1979 and his Bachelor of Arts in Economics from the University of Texas in Austin in 1974. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants, the Financial Executives Institute and the Petroleum Accountants Society of Houston.
Russell D. Sammons	34
		Vice President of Refining Operations. Mr. Sammons has been our Vice President of Refinery Operations since June 2006. He was previously employed as a Turnaround and Majors Planning Section Supervisor with ExxonMobil Refining & Supply, a division of ExxonMobil focusing on refining crude oil into refined fuel products, from 2002 until 2006, where he oversaw planning and controls of turnarounds and large maintenance jobs in ExxonMobil's largest United States Refinery. From 2000 until 2002, Mr. Sammons was employed with ExxonMobil as a Maintenance Section Supervisor. Mr. Sammons earned a master's degree in business administration from the University of Houston and a bachelor's degree in mechanical engineering from the Colorado School of Mines.

Leon van Kraayenburg	52
		Vice President of Finance, Controller, Treasurer and Secretary. Mr. van Kraayenburg has been our Vice President of Finance since April 2006. He has over 25 years of corporate financial reporting, tax, finance, and treasury experience, serving the private and public sector. From 1993 until 1999, he served in a number of capacities for BTR, Plc, a UK public reporting company and its subsidiaries. Since leaving BTR Mr. van Kraayenburg has provided financial and information technology consulting services on various start-up companies, and been on the management team of certain acquisitions and divestitures. From 2002 until March 2005, he was a director and Senior Vice President and Chief Financial Officer of EnerTeck Chemical Corporation, a seller and marketer of diesel engine treatment products. In December 2005, Mr. van Kraayenburg became part of the initial management team of Biosource America as its Vice President of Finance and Treasurer. Mr. van Kraayenburg is a graduate of Witwatersrand College in South Africa.
Richard Talley	43
		Vice President of Technology and Projects and President of Biosource America, Inc. Mr. Talley has over 20 years of experience in process development and design. During the last 3 years, he has led the effort to develop the unique biodiesel production technology now owned by the company. Mr. Talley has been requested to speak at the National Biodiesel Board (NBB) Annual Conference and the Fat and Proteins Research Foundation (FPRF) Annual Meeting, where he led presentations on biodiesel production technologies. In addition, Mr. Talley has authored an article regarding biodiesel production from animal fats and greases for the National Render Association's Magazine (Render February 2004 "Biodiesel: A Compelling Business for The Rendering Industry"). Before joining biodiesel production technology development efforts in the fall of 2000, Mr. Talley served as the Western Regional Manager for HKM Engineering. HKM was a regional civil, structural and environmental engineering firm that specialized in large scale industrial and public works projects, including process and chemical refineries, structures, dams, highways and bridges, airports and large water supply, treatment and distributions systems. Mr. Talley began work with HKM in 1990 and served as a project engineer, project manager, and technical division director prior to his promotion and transfer to the Western Regional Manager position in Butte, Montana. Mr. Talley received his B.S. in Civil Engineering from the University of Wyoming in 1986, and is currently registered as a professional engineer in the states of Wyoming, Montana, and Idaho.

        The remaining information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-KSB to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-KSB to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth, as of October 31, 2007, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,162,000	$2.99	5,659,000
Equity compensation plans not approved by security holders	—	—	—

Total	6,162,000	$2.99	5,659,000

Material Features of Plan Approved by Shareholders

        On April 24, 2006, we adopted our 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan provides for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2006 Equity Incentive Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The 2006 Equity Incentive Plan was approved by our stockholders at our annual meeting on October 30, 2007.

Material Features of Individual Arrangements Not Approved by Shareholders

        As of October 31, 2007, we do not have any individual equity compensation arrangements outside of our 2006 Equity Incentive Plan.

        The remaining information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-KSB to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-KSB to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.    EXHIBITS

        The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-KSB. Management contracts or compensatory plans or arrangements are identified in such Exhibit Index by the symbol "*".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-KSB to be filed not later than 120 days after the end of the fiscal year covered by this report.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.
Dated: February 8, 2008	/s/ KENNETH T. HERN Kenneth T. Hern Chairman and Chief Executive Officer (Principal Executive Officer)

        In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENNETH T. HERN Kenneth T. Hern	Chairman and Chief Executive Officer (Principal Executive Officer)	February 8, 2008
/s/ J.D. MCGRAW J.D. McGraw	President and Director	February 8, 2008
/s/ DAVID G. GULLICKSON David G. Gullickson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2008
/s/ C. ROBERT BLACK C. Robert Black	Director	February 8, 2008
/s/ JAMES L. RAINEY James L. Rainey	Director	February 8, 2008
/s/ JOHN S. REILAND John S. Reiland	Director	February 8, 2008
/s/ JOHN W. SINDERS, JR. John W. Sinders, Jr.	Director	February 8, 2008
/s/ ROBERT W. WHITE Robert W. White	Director	February 8, 2008
/s/ FRED S. ZEIDMAN Fred S. Zeidman	Director	February 8, 2008

EXHIBIT INDEX

Exhibit No.	Title
2.1	Share Exchange Agreement, dated March 30, 2006, among Nova Oil, Inc., Biosource America, Inc. and the shareholders of Biosource America, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
2.2
Asset Purchase Agreement, dated February 7, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
2.3
Omnibus Amendment to Asset Purchase Agreement and operative documents, dated as of April 28, 2006, among Biosource Fuels, LLC, the members and assignees of Biosource Fuels, LLC, Nova Oil, Inc. and Biosource America, Inc. (incorporated by reference to Exhibit 2.3 of the Company's Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).
2.4
Asset Purchase Agreement between Nova Biofuels Clinton County, LLC, Clinton County Bio Energy, L.L.C. and the Members of Clinton County Bio Energy, L.L.C. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated August 15, 2007 and filed with the SEC on August 16, 2007).
3.1
Amended and Restated Articles of Incorporation of Nova Biosource Fuels, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).
3.2†	Bylaws of Nova Biosource Fuels, Inc. (composite as amended as of February 3, 2008)
3.3†	Amendment No. 3 to Bylaws of Nova Biosource Fuels, Inc.
4.1	See Exhibits 3.1 and 3.2
4.2
Specimen common stock certificate (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).
4.3
Form of Warrant, dated as of July 6, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
4.4
Form of Warrant, dated as of July 10, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
4.5
Form of Warrant, dated as of July 11, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
4.6
Form of Warrant, dated as of December 21, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated December 19, 2006 and filed with the SEC on December 20, 2006).
4.7
Registration Rights Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.8
Registration Rights Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
4.9
Registration Rights Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
4.10
Registration Rights Agreement, dated as of December 19, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated December 19, 2006 and filed with the SEC on December 20, 2006).
4.11
Securities Purchase Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
4.12
Securities Purchase Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
4.13
Securities Purchase Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
4.14
Securities Purchase Agreement, dated as of December 19, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 19, 2006 and filed with the SEC on December 20, 2006).
4.15
Securities Purchase Agreement, dated as of September 27, 2007, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).
4.16
Indenture, dated as of September 28, 2007, among the Company, the Guarantors set forth therein, Nova Holding Seneca LLC, a wholly-owned subsidiary of the Company, the Bank of New York Trust Company, N.A., a national banking association, as trustee (including the note and guarantee attached thereto) (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).
4.17
Registration Rights Agreement, dated as of September 27, 2007, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).
4.18
Share Loan Registration Rights Agreement, dated as of September 28, 2007, among the Company, Kenneth T. Hern, J.D. McGraw and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated September 28, 2007 filed with the SEC on October 4, 2007).
10.1
Security Agreement, dated as of February 10, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

10.2
Collateral Assignment, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
10.3
Patent Security Agreement, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
10.4
Registration Rights Agreement, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
10.5
Confidentiality and Non-Competition Agreement, dated as of February 17, 2006, between Biosource America, Inc. and Resodyn Corporation (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
10.6
Agreement, dated as of October 17, 2005, between Clinton County Bio Energy, LLC and Biosource America, Inc. (as assignee of Biosource Fuels, LLC) (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
10.7
Standby Letter of Credit, dated June 15, 2006, issued by Sterling Bank and related escrow agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.8
Agreement, dated as of December 28, 2005, between Anamax Energy Services, Inc. and Biosource America, Inc. (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
10.9
Amendment to Agreement, dated as of April 26, 2006, between Anamax Energy Services, Inc. and Biosource America, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).
10.10
Agreement, dated as of March 31, 2006, between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).
10.11
Memorandum of Understanding, dated as of April 2, 2006, between Biosource America, Inc. and Scott Petroleum Company (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).
10.12
Biofuel Tolling and Off-Take Agreement, dated March 7, 2007, between Nova Biofuels Trade Group, LLC and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2007 and filed with the SEC on June 14, 2007).
10.13
Change Order One, dated June 28, 2007, to the agreement dated March 31, 2006 between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007 and filed with the SEC on September 13, 2007).

10.14
Change Order Two, dated July 2, 2007, to the agreement dated March 31, 2006 between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007 and filed with the SEC on September 13, 2007).
10.15†
Amendment, dated July 2, 2007, to Agreement between Scott Petroleum Corporation and Biosource America, Inc. and Biofuel Tolling and Off-Take Agreement between Nova Biofuels Trade Group, LLC and Scott Petroleum Corporation.
10.16
Biodiesel Sale and Purchase Agreement, dated as of July 30, 2007, between Nova Biofuels Trade Group, LLC and ConAgra Trade Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 8, 2007 and filed with the SEC on August 13, 2007).
10.17
Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for the Seneca, Illinois plant (incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.18
Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for "Plant 2" (incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.19
Purchase Order from Mueller Field Operations, Inc. executed by Biosource America, Inc. on July 10, 2006, for process and distillation area vessels for "Plant 3" (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.20
Purchase and Sale Agreement by and between Nova Biofuels Seneca, LLC and L&L Properties LLC and Shipyard Industrial Park, Inc., dated as of June 23, 2006 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.21
Commercial Loan Agreement, dated January 9, 2007, between Nova Biofuels Seneca, LLC and Centrue Bank (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).
10.22
Promissory Note, dated January 9, 2007, by Nova Biofuels Seneca, LLC to Centrue Bank (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).
10.23
Mortgage, dated January 9, 2007, between Nova Biofuels Seneca, LLC and Centrue Bank (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).
10.24
Guaranty, dated January 9, 2007, between Nova Holding Seneca, LLC, Nova Biofuels Seneca, LLC and Centrue Bank (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).
10.25
Subscription Agreement, dated as of June 23, 2006, between KBI Energy, LLC and Nova Holdings Seneca LLC (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.26
Feedstock Agreement between Nova Biofuels Seneca, LLC and Lipid Logistics, LLC, dated as of June 26, 2006 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.27
Biodiesel Sale and Purchase Agreement, dated as of September 13, 2006, between Nova Biofuels Seneca, LLC and ConAgra Trade Group, Inc. (incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).
10.28
Lease Agreement, dated November 1, 2006, between Nova Biofuels Oklahoma, LLC and Muskogee City-County Port Authority (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).
10.29
Feedstock Agreement between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc., dated as of July 26, 2006 (incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.30
Biodiesel Sale and Purchase Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc. (incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.31
Master Netting, Setoff, Credit and Security Agreement, dated as of July 26, 2006, between Nova Biofuels Oklahoma LLC and ConAgra Trade Group, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.32*
Nova Biosource Fuels, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).
10.33*
Form of Non-Qualified Stock Option Agreement for 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).
10.34*
Form of Stock Bonus Agreement for Consultants and Advisors under the Company's 2006 Equity Incentive Plan. (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006)
10.35*
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Company's 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).
10.36*
Employment Agreement, dated as of May 1, 2006, between Biosource America, Inc. and Richard H. Talley (incorporated by reference to Exhibit 10.13 of the Company's Amended Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 30, 2006).
10.37*
Employment Agreement, dated as of June 13, 2006, between the Company and Russell D. Sammons (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.38*
Employment Agreement, dated as of May 1, 2006, between the Company and Leon van Kraayenburg (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).
10.39*
Executive Services Agreement between the Company and Tatum, LLC dated December 29, 2006 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).
10.40*
Project Agreement between the Company and Tatum, LLC, dated December 28, 2006 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).
10.41*†	Summary of Non-Equity Compensation of Certain Named Executive Officers.
10.42*†	Nova Director Compensation Program (2008).
10.43
Master Securities Loan Agreement between Jefferies & Company, Inc. and Kenneth T. Hern and J.D. McGraw (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).
10.44
Letter Agreement among the Company, Kenneth T. Hern and J.D. McGraw (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).
10.45
Letter Agreement among Jefferies & Company, Inc., Kenneth T. Hern and J.D. McGraw (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).
14.1
Nova Biosource Fuels, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).
16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company's Current Report on Form 8-K dated March 31, 2006 and filed with the SEC on April 3, 2006).
21.1†	Subsidiaries of Nova Biosource Fuels, Inc.
23.1†	Consent of Malone & Bailey, P.C.
31.1†	Certifications of the Chief Executive Officer.
31.2†	Certifications of the Chief Financial Officer.
32.1†	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed with this report.

*
Indicates a management contract or compensatory plan or arrangement.