Form 10KSB/A
period 2007-10-31
NOVA BIOSOURCE FUELS, INC.
filed 2008-02-28
CIK 1137469

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20541

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)
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

         Documents Incorporated By Reference: None.

         Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

EXPLANATORY NOTE

        Nova Biosource Fuels, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 ("Form 10-KSB/A") to include the information required in Part III of Form 10-KSB. The information presented in this Form 10-KSB/A amends and restates Items 9, 10, 11, 12, and 14 of the Form 10-KSB as originally filed (the "Original Filing"). In addition, Item 13 of Part III is being amended to include currently dated certifications from Nova Biosource Fuels, Inc.'s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Form 10-KSB/A.

        This amendment is not intended to update other information presented in the Original Filing. Accordingly, this amendment should be read in conjunction with other filings, if any, made by Nova Biosource Fuels, Inc. with the Securities and Exchange Commission (the "SEC") subsequent to the filing of the Original Filing, including any amendments to those filings.

i

Nova Biosource Fuels, Inc. and Subsidiaries

Amendment No. 1 to Annual Report on Form 10-KSB for the Year Ended October 31, 2007

Table of Contents

ii

Basis of Presentation

        In this Amendment No. 1 to the Annual Report on Form 10-KSB, the terms "Nova," "the Company," "we," "our" and "us" refer to Nova Biosource Fuels, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis. The term "Nova Biosource Fuels" refers to Nova Biosource Fuels, Inc. on a stand alone basis only, and not its subsidiaries. The term "Nova Oil" refers to Nova Oil, Inc. prior to the share exchange with Biosource America, Inc. on March 31, 2006. Nova Oil, Inc. changed its name to Nova Biosource Fuels, Inc. on September 12, 2006.

Forward-Looking Statements

        This Amendment No. 1 may contain forward-looking statements. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, future financial or business performance, plans, goals, strategies, intent, beliefs or current expectations. Specifically, forward looking statements may include statements preceded by, followed by or that include the words: "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," "project," "forecast" and the like, or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Statements contemplating or making assumptions about actual or potential future sales, economic performance, financial condition, business prospects, revenue, income, market size, refinery construction, testing, completion and production schedules, collaborations, and trends or operating results also constitute forward-looking statements.

        Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that could cause actual results to differ include general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service, and other risks referenced from time to time in our SEC filings and those factors listed under "Item 6. Management's Discussion and Analysis or Plan of Operation—Risk Factors" of the Original Filing.

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The name, age, positions and biographical information of our directors and executive officers as of December 31, 2007 are set forth below:

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

Robert W. White	72
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
		Vice President and Chief Financial Officer. Mr. Gullickson was appointed Chief Financial Officer in January 2007. He is a certified public accountant and has been a partner with Tatum, an executive services firm, since 2005. From 2005 to August 2006, he was Senior Vice President—Finance and Administration, Treasurer and Chief Financial Officer of Vanco Energy Company in Houston, Texas, an independent oil and gas company focusing on exploration and development of frontier deepwater oil and gas leases in Africa and in Ukrainian sections of the Black Sea. From 2003 to 2005, he was a consultant with Sirius Solutions, LLLP and MatrixCIO, Inc., working with public reporting companies to assess, document, test and remediate financial reporting controls to comply with Sarbanes-Oxley Act requirements. From 1996 to 2003, he was Vice President—Finance and Administration, Chief Financial Officer, Treasurer and Secretary of Precision Tube Holding Corporation in Houston, Texas, an international manufacturer of equipment used in the energy industry. From 1990 to 1995, he was Corporate Controller and Chief Accounting Officer of Tejas Power Corporation in Houston, Texas, a publicly-traded, natural gas trading company that also developed and operated offshore pipeline systems and onshore salt-dome caverns for gas storage. Mr. Gullickson started his career at Ernst & Young LLP, auditing oil and gas and energy industry service and manufacturing companies. He received his Master of Professional Accounting degree from the University of Texas in Austin in 1979 and his Bachelor of Arts in Economics from the University of Texas in Austin in 1974. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants, the Financial Executives Institute and the Petroleum Accountants Society of Houston.
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

Family Relationships

        There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

        There have been no legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers, and persons who own more than 10% of a registered class of equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Executive officers, directors and shareholders beneficially owning more than 10% of the Company's outstanding shares are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company during the year ended October 31, 2007 and on written representations from certain reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and stockholders beneficially owning more than 10% of its outstanding shares were complied with during the fiscal year ended October 31, 2007, with the following exceptions: A Form 4 was not timely filed with respect to each of Mr. Black, Mr. Rainey, Mr. Reiland, Mr. Sinders, Mr. White and Mr. Zeidman in connection with the annual grant of shares to non-employee directors. A Form 4 was not timely filed with respect to Mr. Powers in connection with the surrender of shares to the Company for his withholding tax liability for an award of restricted stock that vested. A Form 3 was not timely filed with respect to Mr. Zeidman in connection with his appointment as a director. In addition, a 10% stockholder, Mr. McGowan, did not appear to have filed timely six Forms 4 in connection with the disposition of shares involving twenty-five different transactions. In each case, a Form 3 or 4, as applicable, was later filed to report the applicable transaction or event.

Code of Ethics

        We have adopted a code of ethics for our principal executive officer and our principal financial and accounting officer. Such code of ethics is represented by our Code of Ethics and Business Conduct, which is applicable to all of our employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 filed with the SEC on January 16, 2007 and is also available on our Internet website at http://www.novabiosource.com under the "Management Team" tab. We may satisfy the disclosure obligations under Item 5.05 of Form 8-K regarding amendments to or waivers from our Code of Ethics and Business Conduct by posting such information on our Internet website.

Board Nomination

        There have been no material changes to the procedure by which a stockholder may recommend nominees to our Board of Directors.

Audit Committee

        Nova Biosource Fuels has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee currently consists of Mr. John S. Reiland, Chair, and Mr. C. Robert Black, Mr. James L. Rainey, Mr. John W. Sinders, and Mr. Fred S. Zeidman, each of whom has been determined by the Board of Directors to meet the independence requirements for audit committee membership set forth by the American Stock Exchange in Section 803 of the American Stock Exchange Company Guide. The Board of Directors has determined that each of Messrs. Reiland, Rainey and Zeidman is an "audit committee financial expert" as defined by Item 405(d)(5)(ii) of Regulation S-B.

ITEM 10.    EXECUTIVE COMPENSATION

        The following table sets forth the compensation Nova provided to our Named Executive Officers for the fiscal years ended October 31, 2007 and 2006. Pursuant to Item 402(a)(2) of Regulation S-B, our Named Executive Officers consist of the individuals serving as principal executive officer during the last completed fiscal year, regardless of compensation level; the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals from whom disclosure would have been provided pursuant to such Item 402(a)(2) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year(1)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Kenneth T. Hern Chairman and Chief Executive Officer	2007 2006	$ $	110,750 47,500	— —	— —	— —	— —	$ $	110,750 47,500

Lewis W. (Jody) Powers Chief Operating Officer(2)	2007		$125,000	$30,000	$2,790,400(3)	—	—		$2,945,400

Richard Talley Vice President of Technology and Projects	2007		$121,552	—	—	$1,620,184(4)	—		$1,741,736

(1)
Mr. Powers and Mr. Talley were not Named Executive Officers for the fiscal year ended October 31, 2006 and, therefore, no compensation information from that year is included.

(2)
Mr. Powers resigned as a director and Chief Operating Officer effective December 1, 2007.

(3)
On August 31, 2006, our Compensation Committee awarded 1,000,000 shares of restricted stock to Mr. Powers in connection with his agreement to serve as Chief Operating Officer and a director. He had previously been awarded 10,000 shares of restricted stock pursuant to our director compensation plan. In October 2007, the Compensation Committee accelerated the vesting of his restricted stock awards.

(4)
In April 2006, our Compensation Committee awarded 982,205 non-qualified stock options to Mr. Talley, which vested in October 2007 upon stockholder approval of our 2006 Equity Incentive Plan. He was also awarded 500,000 non-qualified stock options with vesting contingent upon, among other things, the final completion of the biodiesel refinery in Clinton County, Iowa, which occurred in mid-2007 and 500,000 non-qualified stock options with vesting contingent upon, among other things, the final completion of the biodiesel refinery in DeForest, Wisconsin, which occurred as of October 31, 2007.

        For information on the valuation assumptions with respect to these options, please refer to Note 14 under Notes to Consolidated Financial Statements in the Original Filing.

Employment Agreements

        Neither Mr. Hern nor Mr. Powers is party to an employment agreement with the Company. The compensation for Mr. Hern is determined by our Board of Directors. Mr. Powers resigned as a director and as Chief Operating Officer effective December 1, 2007.

        Effective May 1, 2006, Mr. Talley entered into an employment agreement with Biosource America, Inc., a subsidiary of the Nova Biosource Fuels. Pursuant to the terms of the agreement, Mr. Talley is paid a salary of not less than $85,000 per year, and is entitled to participate in all health, dental, disability, life insurance and other welfare benefit programs in effect of thereafter adopted by Biosource America. Inc. In addition, Mr. Talley is entitled to participate in any profit sharing plan established by Biosource America, Inc. or Nova Biosource Fuels and is entitled to participate in the 2006 Equity Incentive Plan. Mr. Talley's salary is currently $125,000 per year. A copy of Mr. Talley's employment agreement has been filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and filed with the SEC on June 30, 2006.

Outstanding Equity Awards

        The following table sets forth the outstanding equity awards for each Named Executive Officer at October 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Kenneth T. Hern Chairman and Chief Executive Officer	—	—	—		—	—	—	—	—	—

Lewis W. (Jody) Powers Chief Operating Officer(1)	—	—	—		—	—	—	—	—	—

Richard Talley Vice President of Technology and Projects	1,917,772(2) 64,433(3)	—	—	$ $	3.04 3.88	04/24/16 04/28/16	—	—	—	—

(1)
Mr. Powers resigned as a director and Chief Operating Officer effective December 1, 2007.

(2)
These options were granted to Mr. Talley on April 24, 2006; 1,417,772 vested on October 30, 2007 and 500,000 vested on October 31, 2007.

(3)
These options were granted to Mr. Talley on April 28, 2006 and vested on October 30, 2007.

Potential Payments Upon Change in Control

        We have no employment, termination of employment or change in control agreements with Mr. Hern or Mr. Powers.

        Effective May 1, 2006, we entered into an employment agreement with Mr. Talley, the President of Biosource America, our engineering and construction subsidiary. Mr. Talley's employment agreement has a term of two years and provides for an annual salary of $85,000, which was increased to $125,000 on July 31, 2006. In the event that Mr. Talley is terminated without cause prior to the expiration of the employment agreement, the Company shall pay Mr. Talley the per diem rate of the base salary multiplied by the number of calendar days between the date of termination and the expiration date of the employment agreement. On April 24 and 28, 2006, under our 2006 Equity Incentive Plan, the Compensation Committee granted an aggregate 1,982,205 non-qualified stock options to purchase shares of our common stock to Mr. Talley at exercise prices of $3.04 and $3.88 per share, the fair market value of the common stock on the dates of grant as determined by the Board pursuant to the plan. The options granted expire ten years from the date of grant. Of these, 1,482,205 options vested on October 30, 2007 upon the ratification and approval of the Company's 2006 Equity Incentive Plan. The remaining 500,000 options vested on October 31, 2007 upon final completion of the biodiesel refinery in DeForest, Wisconsin.

Director Compensation

        Nova had a Director Compensation Plan which was in effect for the fiscal year ended October 31, 2007. A copy of the plan was filed as Exhibit 99.1 to our Current Report on Form 8-K dated July 31, 2006 and filed with the SEC on August 4, 2006.

        Under the plan, employee directors do not receive any compensation for service on the Board or any committee.

        Non-employee directors receive a retainer fee of $30,000 per year, paid in quarterly installments. Each non-employee director has the option of electing to receive his or her retainer fee in shares of restricted stock issued under the Company's 2006 Equity Incentive Plan, with such shares vesting in equal installments each quarter over a three year period.

        Initially, each non-employee director is awarded 10,000 shares of restricted stock with annual vesting in equal installments over a three year period. In addition, each non-employee director receives an annual award of restricted stock with a fair market value of $30,000 with annual vesting in equal installments over a three year period.

        Committee chairs receive an annual supplemental retainer fee of $10,000 paid quarterly with an option of electing to receive such retainer fee in shares of restricted stock issued under the Company's 2006 Equity Incentive Plan, with such shares vesting in equal installments each quarter over a three year period.

        A meeting fee of $1,500 per day is paid to each director attending in person either a Board or Committee meeting. When there is more than one meeting on one day, the meeting fee is $1,500 per day regardless of the number of meetings actually held on such day.

        A fee of $500 is paid for Committee and Board meetings held by telephone or other electronic communications, but in the event of multiple meetings in a single day, such fee will be paid for only one meeting. A fee of $500 is paid for each request for the Board or a Committee to act by written consent but in the event of multiple requests in a single day, such fee is paid for only one such request.

        Each director is reimbursed for reasonable expenses associated with attending meetings in person. This includes hotel expenses, meal expenses and transportation expenses such as airfare and mileage if transportation is by vehicle. Driving expenses are reimbursed at the federal and state government approved rates.

        The following table sets forth the compensation provided by the Nova Biosource Fuels to its directors during the fiscal year ended October 31, 2007.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Kenneth T. Hern(1)	—	—	—

J.D. McGraw(1)	—	—	—

C. Robert Black	$62,500	$30,000	$92,500

James L. Rainey(2)	$62,500	$65,000	$127,500

John S. Reiland	$62,000	$30,000	$92,000

John W. Sinders, Jr.(3)	$1,663	$65,000	$66,663

Robert W. White	$53,000	$30,000	$83,000

Fred S. Zeidman(4)	$23,413	$57,500	$80,913

Paul E. Fredericks(5)	$32,000	$0	$32,000

Lewis W. (Jody) Powers(1)	—	—	—

(1)
Under the terms of the Company's Director Compensation Program, Mr. Hern, Mr. McGraw and Mr. Powers were ineligible to receive compensation because of their status as employees of the Company.

(2)
Mr. Rainey was appointed as a director on November 7, 2006.

(3)
Mr. Sinders was appointed as a director on September 24, 2007.

(4)
Mr. Zeidman was appointed as a director on June 26, 2007.

(5)
Mr. Fredericks resigned as a director on November 7, 2006.

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

Security Ownership of Certain Beneficial Owners

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 26, 2008, for each person (including any "group"), other than our directors and officers, who is known by us to own beneficially five percent or more of our outstanding common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner
	Number	Percent(1)
Wellington Management Company, LLP(2) 75 State Street Boston, Massachusetts 02109	14,066,786	12.8%
Michael McGowan(3) 1240 W. Greenough Dr. Missoula, MT 59802	13,259,400	12.0%
Ospraie Management, LLC(4) 320 Park Avenue, 27th Floor New York, New York 10022	5,549,632	5.0%

(1)
The percentages are calculated based on 110,047,966 shares outstanding on December 31, 2007.

(2)
Based on the Schedule 13G filed on February 14, 2007 and its Amendment No. 1 filed January 10, 2008. Wellington Management Company, LLP ("Wellington") is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington, in such capacity, may be deemed to share beneficial ownership over the shares of Common Stock and warrants held by its client accounts.

(3)
Based on the Form 4 filed on February 21, 2008.

(4)
Based on the Schedule 13G filed on December 29, 2006 and its Amendment No. 1 filed February 14, 2008. Ospraie Management, LLC, as an investment manager, has shared voting and dispositive power with respect to 5,549,632 shares of Common Stock, which includes warrants to purchase 2,243,084 shares of Common Stock.

Security Ownership of Management

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007, for the following: (1) each of our directors and executive officers who beneficially own such shares and (2) our directors and executive officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner(1)
	Number(2)	Percent(3)
Kenneth T. Hern	14,000,000	12.72%
Lewis W. (Jody) Powers(4)	2,859,070	2.59%
J.D. McGraw(5)	13,991,500	12.71%
C. Robert Black	70,238	*
James L. Rainey	23,638	*
John S. Reiland	25,935	*
John W. Sinders, Jr.	23,638	*
Robert W. White	157,056	*
Fred S. Zeidman	20,910	*
Dallas Neil(6)	10,387,500	9.44%
David G. Gullickson	65,000	*
Leon van Kraayenburg	500,000	*
Russell D. Sammons	166,660	*
Richard Talley	1,982,205	1.77%
All directors and executive officers as a group (14 persons)	44,273,350	39.13%

*
Represents beneficial ownership interests of less than one percent.

(1)
The business address for all directors and executive officers is 363 N. Sam Houston Parkway East, Suite 630, Houston, Texas 77060.

(2)
Beneficial ownership includes the following shares that the directors and executive officers could acquire by exercising warrants or stock options on, or within 60 days after, December 31, 2007: Mr. Powers—341,739, Mr. Black—17,070, Mr. White—34,140, Mr. Gullickson—65,000, Mr. van Kraayenburg—500,000, Mr. Sammons—166,660 and Mr. Talley—1,982,205. These warrants and options represent an aggregate of 3,106,814 shares.

(3)
The percentages are calculated based on 110,047,966 shares outstanding on December 31, 2007. For each person, separately, beneficial ownership percentage was calculated by including the number of warrants and stock options set forth in footnote (2) for such person in both the numerator and the denominator. For the group, the percentage was calculated by including the 3,106,814 warrants and stock options set forth in footnote (2) in both the numerator and the denominator.

(4)
Mr. Powers resigned as a director and executive officer effective December 1, 2007. He is a Named Executive Officer, as such term is defined in Item 402(a)(2) of Regulation S-B, for the fiscal year ended October 31, 2007.

(5)
These shares include 68,500 shares for which Mr. McGraw serves as custodian under the Uniform Transfers to Minors Act. Mr. McGraw disclaims any beneficial interest in these shares.

(6)
Mr. Neil resigned as an executive officer effective December 31, 2007.

Changes in Control

        There are no arrangements known to Nova Biosource Fuels, including any pledge by any person of securities of Nova Biosource Fuels or any of its subsidiaries, which may at a subsequent date result in a change in control of Nova Biosource Fuels.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

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

Parents

        The Company does not have any parent entities.

Promoters and Control Persons

        The Company has not had a promoter at any time during the past five fiscal years and does not have any control persons.

Director Independence

        Our Board of Directors currently has eight members, including Kenneth T. Hern, J.D. McGraw, C. Robert Black, James. L. Rainey, John S. Reiland, John W. Sinders, Jr., Robert W. White and Fred S. Zeidman. Our Board of Directors has affirmatively determined that each of the current directors, except for Kenneth T. Hern and J.D. McGraw, has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is independent under the American Stock Exchange listing standards. Lewis W. (Jody) Powers and Paul E. Fredericks served as directors during the fiscal year ended October 31, 2007. Neither was deemed independent under the American Stock Exchange listing standards.

        All members of the Board's standing committees—the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee—are independent under the American Stock Exchange listing standards for such committees.

        For those directors determined to be independent, there were no transactions, relationships or arrangements that were considered and not disclosed in this Item 12.

ITEM 13.    EXHIBITS

        The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-KSB. Management contracts or compensatory plans or arrangements are identified in such Exhibit Index by the symbol "*".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Auditors

        The following table shows information about fees paid by the Company and its subsidiaries to the Company's independent registered public accounting firms, as approved by the Audit Committee. These fees consist of fees paid to Malone & Bailey, PC for the fiscal years ended October 31, 2007 and October 31, 2006.

	Fiscal Year 2007	Fiscal Year 2006
Audit Fees:	$235,243	$150,339
Audit-Related Fees(a):	$72,941	$0
Tax Fees(b):	$0	$0
All Other Fees:	$0	$0

(a)
Audit-related fees consist of fees billed for registration statements, business acquisitions, post-audit work and consultations regarding the application of accounting principles.

(b)
Tax fees consist of fees billed for tax return preparation and consultation on tax matters for the Company and its subsidiaries.

Audit Committee Pre-Approval Policy

        The Audit Committee has sole authority to pre-approve all audit, review, attest and permissible non-audit services to be provided to the Company or its subsidiaries by the independent registered public accounting firm. All services performed by the Company's independent registered public accounting firm in the fiscal year ended October 31, 2007 were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(A) of Rule 2-01 of Regulation S-X and none were approved pursuant to paragraph (c)(7)(i)(C) of such rule. To the knowledge of the Company, all services performed by the Company's independent registered public accounting firm to audit the Company's financial statements for the most recent fiscal year were performed by full-time, permanent employees of such independent registered public accounting firm.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.
Dated: February 28, 2008	/s/ KENNETH T. HERN Kenneth T. Hern Chairman and Chief Executive Officer (Principal Executive Officer)

        In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENNETH T. HERN Kenneth T. Hern	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ J.D. MCGRAW J.D. McGraw	President and Director	February 28, 2008
/s/ DAVID G. GULLICKSON David G. Gullickson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008
/s/ C. ROBERT BLACK C. Robert Black	Director	February 28, 2008
/s/ JAMES L. RAINEY James L. Rainey	Director	February 28, 2008
/s/ JOHN S. REILAND John S. Reiland	Director	February 28, 2008
/s/ JOHN W. SINDERS, JR. John W. Sinders, Jr.	Director	February 28, 2008
/s/ ROBERT W. WHITE Robert W. White	Director	February 28, 2008
/s/ FRED S. ZEIDMAN Fred S. Zeidman	Director	February 28, 2008

EXHIBIT INDEX

Exhibit No.	Title
2.1	Share Exchange Agreement, dated March 30, 2006, among Nova Oil, Inc., Biosource America, Inc. and the shareholders of Biosource America, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
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
3.2
Bylaws of Nova Biosource Fuels, Inc. (composite as amended as of February 3, 2008) (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).
3.3
Amendment No. 3 to Bylaws of Nova Biosource Fuels, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).
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
10.15
Amendment, dated July 2, 2007, to Agreement between Scott Petroleum Corporation and Biosource America, Inc. and Biofuel Tolling and Off-Take Agreement between Nova Biofuels Trade Group, LLC and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).
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
10.41*
Summary of Non-Equity Compensation of Certain Named Executive Officers (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).
10.42*
Nova Director Compensation Program (2008) (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).
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
21.1
Subsidiaries of Nova Biosource Fuels, Inc. (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).
23.1
Consent of Malone & Bailey, P.C. (incorporated by reference to Exhibit 23.1 of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).
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

QuickLinks

EXPLANATORY NOTE
Nova Biosource Fuels, Inc. and Subsidiaries Amendment No. 1 to Annual Report on Form 10-KSB for the Year Ended October 31, 2007 Table of Contents
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
DIRECTOR COMPENSATION TABLE
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 13. EXHIBITS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
SIGNATURES
EXHIBIT INDEX