Form 10-Q
period 2008-01-31
NOVA BIOSOURCE FUELS, INC.
filed 2008-03-17
CIK 1137469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-32531

NOVA BIOSOURCE FUELS, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2028450
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

363 North Sam Houston Parkway East, Suite 630, Houston, Texas  77060

(Address of principal executive offices) (Zip Code)

(713) 869-6682

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 7, 2008
Common stock, $0.001 par value	110,047,966

Nova Biosource Fuels, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2008

Basis of Presentation

In this Quarterly Report on Form 10-Q, the terms “Nova,” “the Company,” “we,” “our” and “us” refer to Nova Biosource Fuels, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis.  The term “Nova Biosource Fuels” refers to Nova Biosource Fuels, Inc. on a stand alone basis only, and not its subsidiaries.  The term “Nova Oil” refers to Nova Oil, Inc. prior to the share exchange with Biosource America, Inc. in March 2006.  Nova Oil, Inc. changed its name to Nova Biosource Fuels, Inc. in September 2006.

Market, Industry and Data Forecasts

This document includes industry data and forecasts that Nova has prepared based, in part, upon industry data and forecasts obtained from industry publications and surveys and internal company surveys. Third-party industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the biodiesel industry, including government regulation relevant to the industry and forecasted growth in demand, on information published by the National Biodiesel Board, the national trade association for the U.S. biodiesel industry. Because the National Biodiesel Board is a trade organization for the U.S. biodiesel industry, it may present information in a manner that is more favorable to the industry than would be presented by an independent source. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

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

Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that could cause actual results to differ include general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service, the risk factors listed under “Part II, Item 1A. Risk Factors” and other risks referenced from time to time in our SEC filings.

The forward looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.  You are urged to carefully review and consider the various disclosures that we make in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	January 31, 2008	October 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$6,867,000	$26,165,000
Accounts receivable	702,000	4,578,000
Inventories	1,208,000	659,000
Costs and estimated earnings in excess of billings on uncompleted contracts	2,500,000	2,500,000
Prepaid expenses and other current assets	283,000	354,000
Total current assets	11,560,000	34,256,000
Property, plant and equipment
Land	3,784,000	3,784,000
Plant and equipment, net of accumulated depreciation of $856,000 and $496,000, respectively	10,952,000	11,262,000
Assets being developed for our own use	70,061,000	55,119,000
Total property, plant and equipment	84,797,000	70,165,000
Intangible assets
Patent, net of accumulated amortization of $22,000 and $18,000, respectively	228,000	232,000
Intellectual property and proprietary technology	4,945,000	4,945,000
Purchased production capacity rights	846,000	846,000
Total intangible assets	6,019,000	6,023,000
Other assets
Restricted cash and investments	11,238,000	11,125,000
Deferred debt issuance costs	5,223,000	3,975,000
Total other assets	16,461,000	15,100,000
Total Assets	$118,837,000	$125,544,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$110,000	$72,000
Accounts payable	6,178,000	7,442,000
Accrued expenses	8,132,000	9,864,000
Total current liabilities	14,420,000	17,378,000
Long-term debt	57,740,000	57,778,000
Total liabilities	72,160,000	75,156,000
Minority interest	3,920,000	3,980,000
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 110,199,966 shares issued	110,000	110,000
Additional paid-in capital	96,303,000	94,653,000
Accumulated deficit	(53,232,000)	(47,931,000)
Treasury stock, 152,000 shares	(424,000)	(424,000)
Total stockholders’ equity	42,757,000	46,408,000
Total Liabilities and Stockholders’ Equity	$118,837,000	$125,544,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	January 31, 2008	January 31, 2007
Revenues:
Biodiesel and related co-product sales	$1,925,000	$—
Contracting revenues	—	8,208,000
Total revenues	1,925,000	8,208,000
Costs and expenses:
Cost of biodiesel and related co-product sales	3,019,000	—
Contracting expenses	—	8,208,000
Selling, general and administrative	4,625,000	3,891,000
Total costs and expenses	7,644,000	12,099,000
Loss from operations	(5,719,000)	(3,891,000)
Other income (expense):
Interest and other income	358,000	466,000
Interest expense	—	(17,000)
Minority interest in loss (earnings) of subsidiary	60,000	(4,000)
Net loss	$(5,301,000)	$(3,446,000)

Basic and diluted net loss per share	$(0.05)	$(0.04)
Weighted-average number of shares outstanding	110,047,966	96,234,329

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	January 31, 2008	January 31, 2007
Cash flows from operating activities
Net loss	$(5,301,000)	$(3,446,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364,000	34,000
Minority interest in (loss) earnings of subsidiary	(60,000)	4,000
Share-based compensation for employees and directors	1,650,000	2,394,000
Share based compensation for consultants and agents	—	64,000
Changes in assets and liabilities:
Accounts receivable	3,876,000	—
Inventories	(549,000)	—
Prepaid expenses and other current assets	71,000	98,000
Accounts payable	(1,264,000)	(2,632,000)
Accrued expenses	(1,732,000)	(326,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(6,958,000)
Net cash used in operating activities	(2,945,000)	(10,768,000)

Cash flows from investing activities
Purchase of land	—	(3,650,000)
Assets being developed for our own use	(14,740,000)	(1,482,000)
Purchases of property and equipment	(50,000)	—
Change in restricted cash and investments	(113,000)	—
Net cash used in investing activities	(14,903,000)	(5,132,000)

Cash flows from financing activities
Proceeds from private placement of stock	—	47,000,000
Costs associated with sale of stock	—	(3,205,000)
Proceeds from note payable to purchase land	—	2,520,000
Costs associated with issuance of debt	(1,450,000)	—
Net cash (used in) provided by financing activities	(1,450,000)	46,315,000

Net (decrease) increase in cash and cash equivalents	(19,298,000)	30,415,000
Cash and cash equivalents
Beginning of period	26,165,000	21,826,000
End of period	$6,867,000	$52,241,000

Non-cash financing and investing activities:
Amortization of debt issuance costs added to plant and equipment	$202,000	$—

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$—	$17,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of January 31, 2008

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Nova Biosource Fuels, Inc. (“Nova”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all information and notes required by U. S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Nova’s Annual Report on Form 10-KSB for the year ended October 31, 2007.

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

Nova’s initial focus has been to design and build biodiesel refineries for third parties while it transitioned to its intended primary business of building and operating its own biodiesel refineries. At January 31, 2008, Nova had completed the construction of three biodiesel refineries planned for outside parties (see Note 6) and was in the process of building three biodiesel refineries for its own use (see Note 4). All of Nova’s refineries will use its proprietary, patented process technology, which enables the use of a broad range of lower cost feed stocks.

NOTE 3—INVENTORIES

Inventories are as follows:

	January 31, 2008	October 31, 2007
Raw materials (feedstock)	$628,000	$415,000
Work in process	21,000	37,000
Finished goods (biodiesel and related co-products)	559,000	207,000
Total inventories	$1,208,000	$659,000

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are as follows:

	January 31, 2008	October 31, 2007
Land	$3,784,000	$3,784,000
Plant and equipment:
Plant process equipment	8,588,000	8,588,000
Building and improvements	1,495,000	1,479,000
Tank farm	1,287,000	1,257,000
Lab equipment	191,000	191,000
Office equipment, furniture and fixtures	124,000	120,000
Computer equipment and software	123,000	123,000
	15,592,000	15,542,000
Less accumulated depreciation	(856,000)	(496,000)
	14,736,000	15,046,000
Assets being developed for our own use	70,061,000	55,119,000
Net property, plant and equipment	$84,797,000	$70,165,000

Depreciation expense during the three months ended January 31, 2008 and 2007 was $360,000 and $31,000, respectively.

Interest capitalized on assets being developed for our own use during the three months ended January 31, 2008 and 2007 was $1,356,000 and $0, respectively.

Assets Being Developed for Our Own Use

Assets being developed for our own use consists of three biodiesel refineries. Final completion of the first refinery in Seneca, Illinois is expected in late summer 2008. Construction of the other two refineries will continue through fiscal year 2009.

Total estimated costs to be incurred for construction of the three refineries are between $215,000,000 and $265,000,000.  At January 31, 2008, construction expenditures of $70,061,000 have been recognized and, in addition, approximately $7,350,000 was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after January 31, 2008.

NOTE 5—INTANGIBLE ASSETS

Intangible assets are as follows:

	January 31, 2008	October 31, 2007
Amortizable intangible assets:
Patent	$250,000	$250,000
Purchased production capacity rights	846,000	846,000
Less accumulated amortization of patent	(22,000)	(18,000)
Net amortizable intangible assets	1,074,000	1,078,000
Indefinite lived intangible asset—intellectual property and proprietary technology	4,945,000	4,945,000
Net intangible assets	$6,019,000	$6,023,000

Amortization expense for intangible assets subject to amortization during the three months ended January 31, 2008 and 2007 was $4,000 and $3,000, respectively.

Intellectual Property and Proprietary Technology

Intangible assets acquired in connection with the acquisition of the assets of Biosource Fuels, LLC in February 2006  relate to the processes developed by Biosource Fuels, LLC with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. The value of intellectual property and proprietary technology and the life of the intangible asset depend on factors such as the cost of different sources of energy, the cost of feed stocks and other processing costs for the subject technology, as well as other economic factors. Management has made an assessment of these factors and determined that this intangible asset has an indefinite life.

Patents

In April 2006, Nova acquired patents closely related to its technologies for the synthesis of biodiesel and other biofuels for a short-term note payable of $250,000.

Purchased Production Capacity Rights

In March 2007, Nova entered into a biofuel tolling and off-take agreement with Scott Petroleum Corporation (“Scott”). Under the agreement, Nova has agreed to purchase and Scott has agreed to sell 50% of the production of Scott’s biodiesel refinery in Greenville, Mississippi at approximately the production cost, excluding plant depreciation. The annual production capacity of the plant is 20,000,000 gallons and Nova’s right to 50% of the production equals 10,000,000 gallons annually. The agreement has a ten year term that will begin on the first date on which the refinery begins producing sufficient volumes of biodiesel and glycerin to sell in commercial quantities. Nova will be entitled to any tax credits available for blending biodiesel and for selling the products that it purchases pursuant to the agreement.

Nova is required to pay a tolling fee and other costs to secure the right to purchase this production capacity. Nova will have no ownership in the plant’s fixed assets or responsibilities for any related liabilities, and no ownership interest in the production company. Nova’s costs related to the tolling agreement are expected to approximate $7,350,000, of which $846,000 has been paid, another $2,500,000 will be paid on or before the refinery begins production and $4,000,000 will be payable over time in connection with the off-take of production. Payments under the tolling fee agreement made after production begins will also include an interest charge of 7% per annum for the unpaid portion of costs payable over time.

Purchased production capacity rights will be amortized using the straight-line method over the shorter of the estimated useful life or legal term of the off-take agreement after commercial production begins. These rights will be reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired.

NOTE 6—CONSTRUCTION CONTRACTS

At January 31, 2008, Nova had completed construction of biodiesel refineries for Clinton County Bio Energy, L.L.C. in Clinton County, Iowa and for Sanimax Energy, Inc. in DeForest, Wisconsin. The biodiesel refinery for Scott Petroleum Corporation in Greenville, Mississippi was mechanically complete in October 2007 and, as of January 31, 2008, was in the start-up and operational testing phase.  These three customers accounted for all of the contracting revenues recognized during each of the periods presented.

Effective September 1, 2007, Nova acquired the Clinton County refinery, which it had designed and built.

The percentage of completion on construction contracts is estimated based on total costs incurred to date compared to estimated total costs for each contract at completion. At January 31, 2008, total amounts of construction contracts and the estimated percentage of completion are as follows:

Contract	Contract Amount	Percentage of Completion
Clinton County Bio Energy, L.L.C.	$5,924,000	100%
Sanimax Energy, Inc.	17,426,000	100%
Scott Petroleum Corporation	14,495,000	99%
	$37,845,000

At January 31, 2008, estimated remaining expenditures to complete the construction of the plants being built for third parties approximate $2,527,000. Of that amount, approximately $1,958,000 is committed through purchase orders issued to sub-contractors and equipment vendors for delivery of goods and services after January 31, 2008.

Nova does not expect to recognize future contract revenue from work remaining to complete these projects.

Cumulative costs and estimated losses on contracts and related amounts billed at January 31, 2008 and October 31, 2007 are as follows:

	January 31, 2008	October 31, 2007
Cumulative costs incurred on construction contracts, including estimated losses	$48,987,000	$48,987,000
Estimated cumulative losses on construction contracts	(11,142,000)	(11,142,000)
Net costs to be billed on construction contracts	37,845,000	37,845,000
Less cumulative billings to date	(35,345,000)	(35,345,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,500,000	$2,500,000

NOTE 7—LONG-TERM DEBT

Long-term debt is as follows:

	January 31, 2008	October 31, 2007
10% convertible senior secured notes	$55,000,000	$55,000,000
8.25% note payable to bank	2,520,000	2,520,000
Non interest-bearing note payable to government authority	330,000	330,000
Total	57,850,000	57,850,000
Less current portion	(110,000)	(72,000)
Long-term portion of debt	$57,740,000	$57,778,000

                Scheduled maturities of long-term debt at January 31, 2008 are as follows:

Year Ending January 31:
2009	$110,000
2010	114,000
2011	2,501,000
2012	125,000
2013	55,000,000
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

Holders may convert their notes into shares of common stock at an initial conversion price of $3.66 per share, subject to adjustment under certain circumstances. If holders elect to convert the notes prior to September 30, 2009, such holders will also receive a make-whole payment equal to the remaining scheduled interest payments due on or before September 30, 2009. Effective September 30, 2009, the conversion price will be reset to equal the lower of the then current conversion price and the weighted average price of Nova’s common stock for the immediately preceding 30 trading days, provided that the conversion price cannot be reset below $3.24 per share.

The notes may be redeemed by Nova on or after September 30, 2009 if the closing price of Nova’s common stock exceeds $6.00 per share for twenty days in any thirty consecutive trading day periods (the “Pricing Condition”). If the Pricing Condition is met, the notes may be redeemed prior to September 30, 2010 at 100% of the principal amount, plus a make-

whole payment equal to the remaining scheduled interest payments due on or before September 30, 2010. After September 30, 2010, the notes may be redeemed at 100% of the principal amount if the Pricing Condition is met. If the Pricing Condition is not met, Nova may redeem the notes at 105% of the principal amount during the year ending September 30, 2011 and at 102.5% of the principal amount during the year ending September 30, 2012.

The notes are guaranteed by Nova’s wholly-owned holding and project subsidiaries for the Clinton County biodiesel refinery (Nova Holding Clinton County, LLC and Nova Biofuels Clinton County, LLC). The notes are secured by a first priority security interest in the Clinton County biodiesel refinery and its assets, and by a pledge of the equity interests in the holding and project subsidiaries for the Clinton County biodiesel refinery.

Nova has procured a bank letter of credit, using $11,031,000 of cash proceeds from the convertible note issuance, to guarantee payment of the first four semi-annual interest payments totaling $11,031,000. At January 31, 2008, $11,238,000 of prefunded interest payments and accrued interest income are reported as restricted cash and investments in the consolidated balance sheet.

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

Securities Loan Agreement

In connection with the offering of the convertible notes, on September 28, 2007, the Chairman and CEO and the President of Nova entered into a master securities loan agreement with Jefferies & Company, Inc. (“Jefferies”) under which these officers may loan, in the aggregate, up to 8,000,000 shares of Nova’s common stock which they own to Jefferies during a period of five years, unless all of the notes are converted into common stock prior to such date. Nova expects that the borrowed shares may be used for lending to investors in the convertible notes to facilitate transactions by which such note holders may hedge their investments on the convertible notes. Nova’s Board of Directors has determined that the entry into the share lending agreement is in the best interests of Nova’s stockholders as it is a means to facilitate the offer and sale of the convertible notes on terms more favorable to Nova than it could have otherwise obtained.

Senior Secured Credit Facility

On December 26, 2007, Nova Biofuels Seneca LLC (“Nova Seneca”), a subsidiary of Nova, entered into a credit agreement with WestLB AG, New York Branch (“WestLB”) for a $41,000,000 senior secured credit facility. The facility includes a $36,000,000 construction loan that will convert to a 60-month term loan upon completion of the Seneca, Illinois biodiesel refinery. The financing also includes a $5,000,000 working capital and letter of credit facility.

This credit facility will provide debt financing for construction, start-up and operation of Nova Seneca’s 60,000,000 gallons per year biodiesel refinery.   To secure funding, Nova must first incur and pay approximately $44,620,000 toward Seneca’s construction costs, which Nova accomplished in January 2008.

Funding of $10,649,000 under the construction loan was received on February 27, 2008.  Additional funding draws on the construction loan will occur in March and April 2008 as the refinery is completed and brought to full operation (see Note 15).

Nova Seneca has the option to select floating or periodic fixed-rate Eurodollar loans with interest at LIBOR plus 4% or Base Rate loans at WestLB’s prime rate plus 3%. The term loan will require quarterly principal reductions of 1.5% of the amount converted from the construction loan, with the balance due at maturity. The working capital and letter of credit facility may be borrowed, repaid, and re-borrowed, and is payable at maturity. Borrowings under the credit facility will be secured by substantially all the assets of Nova Seneca.

Other Long-Term Debt

In January 2007, Nova Seneca purchased approximately 54 acres of land in Seneca, Illinois for $3,650,000. Nova paid $1,130,000 in cash and issued a note payable to a bank for the balance of $2,520,000. The note payable bears interest at 8.25% per annum and is secured by a mortgage on the land. The loan provides for monthly interest-only payments through July 2008 followed by monthly principal and interest payments of $22,000 until maturity in February 2010. A final principal payment is due at maturity.

This note was paid on February 19, 2008 (see Note 15).

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

NOTE 8—NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted- average number of common and common equivalent shares outstanding during the period. For the three months ended January 31, 2008 and 2007, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss.

	Three Months Ended
	January 31, 2008	January 31, 2007
Weighted-average shares used to compute basic and diluted net loss per common share	110,047,966	96,234,329

	January 31, 2008	January 31, 2007
Securities convertible into shares of common stock, not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	6,677,365	5,811,491
Stock warrants related to private equity placements	15,059,326	15,059,326
Common stock issuable upon conversion of convertible notes	15,027,322	—
Other warrants	—	104,250
	36,764,013	20,975,067

NOTE 9—INCOME TAXES

Nova did not incur any income tax expense during any of the periods presented due to operating losses and the related increase in the valuation allowance.

Nova has recorded a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. At January 31, 2008, Nova had net operating loss carryforwards for federal income tax purposes of approximately $26,780,000 that may be offset against future taxable income. To the extent not utilized, the net operating loss carryforwards will expire in 2026 through 2028.

NOTE 10—WARRANTS

Warrants outstanding at January 31, 2008 are as follows:

Warrants:	Number of Warrants	Weighted-Average Exercise Price
Private placement, July 2006	6,890,337	$2.40
Anti-dilution provisions, July 2006 placement	396,772	$2.40
Private placement, December 2006	7,772,217	$2.72
Outstanding at October 31, 2007	15,059,326	$2.57

There were no changes in warrants during the three months ended January 31, 2008.  Details of warrants outstanding at January 31, 2008 are as follows:

Grant Date	Expiration Date	Exercise Price	Outstanding 1/31/08
7/06/06	7/06/11	$2.40	5,647,008
7/10/06	7/10/11	$2.45	1,154,678
7/26/06	7/26/11	$2.30	72,956
7/26/06	7/26/11	$2.25	412,467
12/19/06	12/19/11	$2.72	7,772,217
	Totals		15,059,326

NOTE 11—EQUITY INCENTIVE PLAN

The 2006 Equity Incentive Plan (“2006 Plan”) provides for equity incentives to be granted to employees, officers or directors of Nova, or key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan is administered by the Compensation Committee of the Board of Directors.

A maximum of 13,000,000 shares of common stock were authorized for issuance under the 2006 Plan. At January 31, 2008, Nova had 5,143,858 shares remaining for future awards under the 2006 Plan.

Stock option activity for the year ended October 31, 2007 and for the three months ended January 31, 2008 is as follows:

Options under 2006 Equity Incentive Plan:	Number of Options	Weighted- Average Exercise Price
Outstanding balance at October 31, 2006	5,698,991	$3.00
Option grants	536,500	$2.61
Forfeited options	(73,126)	$3.07
Outstanding at October 31, 2007	6,162,365	$2.99
Option grants	515,000	$2.34
Outstanding at January 31, 2008	6,677,365	$2.94

Exercisable at January 31, 2008	5,495,292	$3.00

Non-cash share-based compensation expense related to stock options and stock grants during the three months ended January 31, 2008 and 2007 was $1,650,000 and $2,394,000, respectively, for employees and directors and was $0 and $64,000, respectively, for consultants and agents.

During the three months ended January 31, 2008, the Compensation Committee approved the grant of non-qualified stock options to employees to purchase, in the aggregate, 515,000 shares of common stock.  The options expire ten years from the date of the grant, and generally vest over four years.  All options were granted at the market value of the underlying shares on the date of grant.  These options have an exercise price ranging between $2.34 and $2.36 per share.

The fair value of the stock options granted was computed using the Black-Sholes option-pricing model.  Variables used in the Black-Sholes option-pricing model include (1) risk-free interest rate at the date of grant, (2) expected option life based on using the simplified method determined as the average of the option term and the vesting period, (3) expected volatility, and (4) zero expected dividends. For options granted during the three months ended January 31, 2008, risk-free interest rates ranged between 4.1% and 4.2% and expected volatility was 126%.

It is anticipated that unvested options at January 31, 2008 will result in compensation expense being recognized during the remainder of the year ending October 31, 2008 and in future years as follows:

February 1, 2008-October 31, 2008	$3,578,000
Year ending October 31, 2009	350,000
Year ending October 31, 2010	416,000
Year ending October 31, 2011	403,000
$4,747,000

NOTE 12—CHANGES IN STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity from October 31, 2007 through January 31, 2008 are as follows:

	Common Shares	Total
Balance at October 31, 2007	110,199,966	$46,408,000
Issuance of stock options	—	1,650,000
Net loss	—	(5,301,000)
Balance at January 31, 2008	110,199,966	$42,757,000

NOTE 13—COMMITMENTS

Lease Commitments

Nova leases the building where it operates its small scale refinery located in Butte, Montana and leases office space in Houston, Texas and Butte, Montana. A subsidiary of Nova also leases land in Oklahoma on which it may build a biodiesel refinery. This lease began November 1, 2006 and provides for a ten year term, with three ten year renewal options.

Nova has executed rail car leases for 65 insulated tank cars to deliver raw material feedstocks and ship biodiesel. The leases are effective for 60 months beginning upon delivery, and will be treated as operating leases. The monthly rent for each car is $760. Nova is subleasing these railcars under identical terms until they are needed in Nova’s operations, expected to be in the first quarter of 2008. The first 20 of these rail cars were delivered during the year ended October 31, 2007.

Future minimum lease commitments under these operating leases at January 31, 2008 are as follows:

Year ending January 31:
2009	$774,000
2010	774,000
2011	742,000
2012	695,000
2013	541,000
Thereafter	257,000
Total minimum payments	$3,783,000

Rent expense during the three months ended January 31, 2008 and 2007 was $52,000 and $30,000, respectively.

Feedstock Purchase Agreement

On June 26, 2006, Nova Biofuels Seneca LLC (“Nova Seneca”) agreed to buy 100% of the feedstock requirements for the Seneca biodiesel refinery from Lipid Logistics, LLC (“Lipid”) for a ten year period at a benchmark price that will be adjusted according to the market price of the feedstock. Additionally, Nova Seneca will pay a service fee of one quarter cent for every pound of feedstock purchased and Nova Seneca agreed to purchase a minimum of 25,000,000 gallons of feedstock per year from Lipid commencing on the date of initial production of biodiesel at the plant.

Biodiesel Sale and Purchase Agreement

On August 8, 2007, Nova entered into a biodiesel sale and purchase agreement with ConAgra Trade Group, Inc. (“ConAgra”). Under the agreement, ConAgra will purchase and take delivery from Nova of approximately 10,000,000 gallons per year of biodiesel produced at the Greenville, Mississippi refinery owned and operated by Scott and to be sold to Nova pursuant to a tolling and off-take agreement with Scott (see Note 5). The biodiesel sale price will be the price per gallon invoiced by ConAgra to its customers or otherwise payable by ConAgra if it is the principal buyer less ConAgra’s transportation costs. The price is subject to adjustment for quantity, price and tax incentive if the biodiesel is blended prior to its sale to ConAgra. The initial term of the agreement will terminate upon the later of ten years from the first day of the calendar month in which the Company sells and delivers biodiesel to ConAgra pursuant to the agreement or on May 1, 2018, unless terminated earlier. The agreement may be subsequently extended for successive five year terms.

NOTE 14—CONTINGENCIES

In the normal course of business, Nova may become subject to lawsuits and other claims and proceedings. These matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Nova’s financial position, results of operations or liquidity.

NOTE 15—SUBSEQUENT EVENTS

                On February 27, 2008, Nova borrowed $10,649,000 from WestLB AG, New York Branch (“WestLB”) under the $41,000,000 senior secured credit facility (see Note 7).  This initial draw was primarily for the payment of project costs for the Seneca biodiesel refinery and took the form of a base rate loan with an interest rate of 9.0% per annum.  After taking into account this borrowing under the credit facility, Nova has remaining available capacity of $25,351,000 under construction and term loans and $5,000,000 under working capital loans and letters of credit.  Additional funding draws on the construction loan will occur in March and April 2008 as the refinery is completed and brought to full operation.  In connection with the funding of the loan, Nova entered into a completion guaranty under which it guarantees completion of construction of the refinery.

                In anticipation of the entry into the senior secured credit facility, Nova Biofuels Seneca subdivided its real property and conveyed a portion of the real property to its affiliate Nova Biofuels Seneca SIP, LLC (“Nova Biofuels Seneca SIP”), which Nova plans to use for the future construction of a feedstock receiving and processing facility.  In connection with the initial borrowing under the credit facility and the grant of the related mortgage and security interests, the entire outstanding balance of $2,520,000 owing to Centrue Bank under the commercial loan agreement used to acquire the Seneca real property was paid in full.  Nova Biofuels Seneca SIP borrowed $1,189,000 from Centrue Bank on February 19, 2008.  The new Centrue Bank loan bears interest at 7.25% per annum and is secured by a mortgage on the land held by Nova Biofuels Seneca SIP. The loan provides for monthly interest-only payments through August 2008 followed by monthly principal and interest payments of $10,000 until maturity in August 2011.  A final principal payment is due at maturity.

NOTE 16—SUPPLEMENTAL GUARANTOR INFORMATION

                Nova’s payment obligations under its convertible senior secured notes (see Note 7) are fully and unconditionally guaranteed, on a joint and several basis, by each of its current and future restricted subsidiaries (“Guarantor Subsidiaries”). At January 31, 2008, the Guarantor Subsidiaries are Nova Holding Clinton County, LLC and Nova Biofuels Clinton County, LLC. The Guarantor Subsidiaries were incorporated in August 2007 and had no assets or liabilities or operations prior to that date.  Each Guarantor Subsidiary is 100% owned by the parent company. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Nova Biosource Fuels, Inc., the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present Nova’s results on a consolidated basis.

Condensed Balance Sheet Information

January 31, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$5,825	$257	$785	$—	$6,867
Accounts receivable	—	665	37	—	702
Inventories	—	1,109	99	—	1,208
Other current assets	278	3	2,502	—	2,783
Total current assets	6,103	2,034	3,423	—	11,560
Receivables-related party	97,943	1,000	80,816	(179,759)	—
Property, plant and equipment	67	10,277	74,453	—	84,797
Intangible assets	—	—	6,019	—	6,019
Other assets	16,408	—	53	—	16,461
Total assets	$120,521	$13,311	$164,764	$(179,759)	$118,837
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$85	$25	$—	$110
Accounts payable	560	821	4,797	—	6,178
Accrued expense	2,238	804	5,090	—	8,132
Total current liabilities	2,798	1,710	9,912	—	14,220
Payables-related party	2,848	13,440	163,471	(179,759)	—
Long-term debt	55,000	245	2,495	—	57,740
Total liabilities	60,646	15,395	175,878	(179,759)	72,160
Investment deficiency in subsidiaries	17,118	—	—	(17,118)	—
Minority interest	—	—	3,920	—	3,920
Stockholders’ equity	42,757	(2,084)	(15,034)	17,118	42,757
Total Liabilities and Stockholders’ Equity	$120,521	$13,311	$164,764	$(179,759)	$118,837

Condensed Balance Sheet Information

October 31, 2007

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$25,537	$532	$96	$—	$26,165
Accounts receivable	—	493	4,085	—	4,578
Inventories	—	659	—	—	659
Other current assets	345	3	2,506	—	2,854
Total current assets	25,882	1,687	6,687	—	34,256
Receivables-related party	79,672	1,000	61,540	(142,212)	—
Property, plant and equipment	67	10,383	59,715	—	70,165
Intangible assets	—	—	6,023	—	6,023
Other assets	15,047	—	53	—	15,100
Total assets	$120,668	$13,070	$134,018	$(142,212)	$125,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$60	$12	$—	$72
Accounts payable	1,569	1,115	4,758	—	7,442
Accrued expense	1,209	251	8,404	—	9,864
Total current liabilities	2,778	1,426	13,174	—	17,378
Payables-related party	1,798	12,335	128,079	(142,212)	—
Long-term debt	55,000	270	2,508	—	57,778
Total liabilities	59,576	14,031	143,761	(142,212)	75,156
Investment deficiency in subsidiaries	14,684	—	—	(14,684)	—
Minority interest	—	—	3,980	—	3,980
Stockholders’ equity	46,408	(961)	(13,723)	14,684	46,408
Total Liabilities and Stockholders’ Equity	$120,668	$13,070	$134,018	$(142,212)	$125,544

Condensed Operations Information

Three Months Ended January 31, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Biodiesel and related co-product sales	$—	$1,925	$—	$—	$1,925
Costs and expenses:
Cost of biodiesel and related co-product sales	—	3,019	—	—	3,019
Selling, general and administrative	3,165	29	1,431	—	4,625
Total costs and expenses	3,165	3,048	1,431	—	7,644
Loss from operations	(3,165)	(1,123)	(1,431)	—	(5,719)
Equity in losses of subsidiaries	(2,435)	—	—	2,435	—
Other income (expense):
Interest and other income	299	—	59	—	358
Minority interest in loss of subsidiary	—	—	60	—	60
Net loss	$(5,301)	$(1,123)	$(1,312)	$2,435	$(5,301)

Condensed Cash Flow Information

Three Months Ended January 31, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net loss	$(5,301)	$(1,123)	$(1,312)	$2,435	$(5,301)
Non-cash expenses	1,653	249	52	—	1,954
Net changes in working capital and other	2,720	(363)	480	(2,435)	402
	(928)	(1,237)	(780)	—	(2,945)
Cash flows from investing activities:
Additions to property, plant and equipment	—	(143)	(14,647)	—	(14,790)
Additions restricted cash and investments	(113)	—	—	—	(113)
	(113)	(143)	(14,647)	—	(14,903)
Cash flows from financing activities:
Net change in intercompany receivables/payables	(17,221)	1,105	16,116	—	—
Costs associated with issuance of debt	(1,450)	—	—	—	(1,450)
	(18,671)	1,105	16,116	—	(1,450)
Net (decrease) increase in cash and cash equivalents	(19,712)	(275)	689	—	(19,298)
Cash and cash equivalents:
Beginning of year	25,537	532	96	—	26,165
End of year	$5,825	$257	$785	$—	$6,867

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

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

Our Seneca, Illinois refinery is designed to have production capacity of 60,000,000 gallons per year. It is mechanically complete and we are in the process of preparing for start-up operations.  Mechanical completion is a point of construction where all the basic equipment, buildings and infrastructure have been installed, connected and prepared to start operational testing. We are making preparations to commence start-up and operational testing in March 2008. Substantial completion is the next point of completion and typically follows start-up by about thirty to sixty days.  We have entered into feedstock supply and biodiesel sale agreements for the requirements of this refinery and have secured debt and equity financing in an amount we believe is sufficient to complete the refinery and commence operations in the near future.

The Clinton County, Iowa refinery is fully operational and has a production capacity of 10,000,000 gallons per year.  We designed and built this refinery for an outside party and it became operational in August 2006.  In September 2007, we acquired the refinery from the original owners.  We plan capital expenditures currently estimated at approximately $3,500,000 over the next year to enable the refinery to process feedstock with higher free fatty acid content. The additional equipment that we intend to add will enable the plant to continue to produce the same superior quality biodiesel but from a much wider range of lower cost feedstocks that include animal-derived fats, oils and greases.

We are also in the process of building two additional biodiesel refineries for our own use. We have leased a 28 acre site in Muskogee, Oklahoma and we are evaluating potential sites for additional refineries. We have started the engineering process and have purchased and fabricated certain long-lead time process equipment, which are ready to be installed upon completion of site selection, permitting and preparation. The equipment would be the primary equipment for additional capacity of 120,000,000 gallons per year.

We evaluate a number of factors when selecting a site for development of the third and other future refineries, including the terms and conditions of the land purchase or lease, economic incentives provided by the seller or lessor, the nature of legislation or policies in the site’s jurisdiction promoting the production of biodiesel, existing storage, production and distribution infrastructure and availability of feedstock. We have had discussions with third parties regarding the terms for acquisition or lease of future sites and expect that we will likely continue to seek additional sites. No assurances can be given as to if or when these discussions will result in a definitive agreement.

Lipid Logistics, LLC, an affiliate of Kaluzny Bros., Inc., has agreed to supply the Seneca, Illinois refinery’s feedstock requirements. We have also entered into a biodiesel sale and purchase agreement with ConAgra Trade Group (“ConAgra”) and ConAgra has agreed to purchase the biodiesel fuel produced and to manage the truck, rail and barge transportation logistics for the refinery.

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

The first refinery was the Clinton County refinery which has a production capacity of 10,000,000 gallons per year.  We purchased this refinery from its original owners in September 2007 (see above).

The second refinery was built near DeForest, Wisconsin for Sanimax Energy, Inc. and has a production capacity of 20,000,000 gallons per year. The plant was completed in October 2007. The refinery produces biodiesel from animal-based feedstocks with a free fatty-acid content of between 7 and 8% and technical grade glycerin in excess of 95% purity levels.  The biodiesel produced is meeting or exceeding the specifications of ASTM D6751.

The last such refinery was built in Greenville, Mississippi for Scott Petroleum Corporation. The Scott refinery has a production capacity of 20,000,000 gallons per year and was mechanically complete in October 2007.  The plant is currently in the start-up phase. We have an agreement with the owner for the right to purchase 50% of the refinery’s production over an initial ten year period at approximately the production cost, excluding plant depreciation. We are required to pay a tolling fee and other costs to secure the right to purchase this production capacity. These tolling fees and costs are expected to approximate $7,350,000, or which $849,000 has been paid and approximately $6,500,000 remains to be paid.  There can be no assurances that the completion of the refinery will not be delayed.

Company History

Nova Biosource Fuels, Inc. was originally incorporated under the name Nova Oil, Inc. on February 25, 2000 under the laws of the State of Nevada and was organized primarily for the purpose of acquiring, either alone or with others, interests in developed producing oil and gas leases, with the objective of establishing steady cash flows from operations. As of October 19, 2005, Nova Oil completed the sale of all of its oil and gas well interests. As a result, Nova Oil became a “shell company,” as the term is defined under the Securities Exchange Act of 1934, as amended, because it ceased conventional oil and gas exploration and production operations and shifted its primary activity to seeking merger or acquisition candidates with whom it could either merge or acquire.

Our engineering and construction subsidiary, Biosource America, Inc., was incorporated in Texas on December 1, 2005, which is the date that we use as our date of inception for accounting purposes. On February 10, 2006, Biosource America completed the acquisition of substantially all of the assets of Biosource Fuels, LLC (an independent and non-affiliated company), which had been in the business of engineering, construction and licensing of processes and technologies for the refining of biodiesel and related co-products from animal-derived fats, oils and greases and vegetable-based oils.

On March 31, 2006, Nova Oil completed a share exchange and issued 40,000,000 shares of its common stock in exchange for all of the shares of common stock of Biosource America. As a result of the share exchange, Biosource America became a wholly-owned subsidiary of Nova Oil. A change of control of Nova Oil occurred because the former Biosource America shareholders acquired approximately 86% of the issued and outstanding shares of Nova Oil’s common stock. At that point, Nova Oil ceased being a “shell company” and became an energy company with long-term plans to refine and market standard biodiesel. An additional 23,462,523 shares of common stock were issued on April 24, 2006 as a result of a three for two forward stock split.

For accounting purposes, this transaction was treated as an acquisition of Nova Oil by Biosource America coincident with a recapitalization of Biosource America. The historical financial statements and other information prior to March 31, 2006, unless expressly stated otherwise, are those of Biosource America. In connection with the share exchange, Nova Oil changed its fiscal year end from December 31 to October 31 to conform to the fiscal year end of Biosource America. On September 12, 2006, Nova Oil changed its name to Nova Biosource Fuels, Inc.

Originally, our common stock was quoted on the Over-The-Counter Bulletin Board System under the symbol “NVBF.” On May 9, 2007, the American Stock Exchange (AMEX) approved our listing application to trade our common stock on that exchange. Our common stock started trading on the AMEX under the symbol “NBF” on May 14, 2007.

PLAN OF OPERATIONS

Current Plan of Operations

Beginning in September 2007, our operations reflect the costs of starting up or operating the refineries that we own and operate.  Our first revenue from biodiesel and related co-product sales occurred in September 2007 with the acquisition of the Clinton County refinery which we had designed and build for an outside party.

Prior to September 2007, our results of operations generally reflect those of a biodiesel refinery engineering and construction company.  The last of three biodiesel refineries originally planned for outside parties is mechanically complete and is currently in the start-up and operational testing phase.

If we are successful in implementing our main business strategy of building and operating refineries for our own account and entering into business ventures with third parties for a portion of the production of other biodiesel refineries, our results of operations for fiscal year 2008 will reflect more completely the initial revenues and expenses of a biodiesel refiner and marketer. Accordingly, the results of operations and cash flows for periods through October 31, 2007 are not expected to be entirely indicative of the results of operations and cash flows for future periods.

Execution of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for our refining and marketing business. We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating, capital and acquisition purposes for the last half of fiscal year 2008 and fiscal year 2009. As a result, we are in the process of seeking additional debt and equity funding particularly with respect to building additional plants after we complete start-up and initial operations of our Seneca plant and modifications to our Clinton County plant.

Plan of Operations for Fiscal Year 2008

Our plan for growth during fiscal year 2008 depends on our ability to raise capital through debt or equity offerings or to arrange for other financing sufficient to accomplish the following integrated strategy:

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

•                  We must take measures to ensure that the last of three biodiesel refineries that we designed and built for an outside party is operational at the contractually required levels of capacity and quality.

•     We must complete construction of the Seneca refinery and successfully bring it through start-up and operational testing.  Biodiesel produced must meet or exceed the industry’s product specifications and quality standards.

•     We intend to continue with the design and construction of two other biodiesel refineries for our own account, and to secure adequate financing for construction and initial operation of these plants. We anticipate that a 60,000,000 gallons per year biodiesel refinery will cost approximately $60,000,000 to $70,000,000 to build, exclusive of any capitalized interest costs, land acquisition costs, the costs of related or ancillary infrastructure and working capital costs. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and potential cost overruns.

•     We intend to make capital improvements intended to allow the Clinton County refinery to process lower cost, high free fatty acid feedstocks.

•     We intend to seek to arrange additional long-term contracts for the supply of low cost feedstock for our own biodiesel refineries, similar to the agreements already reached with Lipid Logistics, LLC with respect to the Seneca facility and ConAgra Trade Group with respect to the planned Muskogee facility.

•     We intend to enter into contracts for the sale of the biodiesel fuel produced from these plants, such as the agreements already reached with ConAgra Trade Group with respect to the biodiesel refineries being built in Seneca and planned for Muskogee and Nova’s net production from the Scott facility in Greenville.

•     We intend to seek out business partners who are strategically situated to help us with respect to the engineering, construction and operation of biodiesel plants for our mutual benefit. An example of such a strategic partner might be a supplier of feedstock who can also provide the debt, equity or other project financing capital necessary for the construction and operation of a biodiesel plant or a refining or chemical company with existing infrastructure for the construction and operation of a biodiesel refinery.

Plan of Operations for Fiscal Year 2009 and Beyond

As we execute our current plan of operations, we intend to implement a business plan for fiscal year 2009 that includes:

•     Continuing operations at our owned biodiesel refinery in Seneca, Illinois (60,000,000 gallons annual capacity).

•     Achieving effective and efficient operation of the Clinton County, Iowa biodiesel refinery (10,000,000 gallons annual capacity).

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

For example, the U.S. armed forces are currently the nation’s single largest consumer of diesel fuel. We believe there is a current opportunity to provide fuel to the military’s existing vehicles, and that there will be future opportunities if new government regulations require that a high percentage of new Department of Defense vehicles use alternative fuel. The U.S. Post Office and other government agencies, such as the National Parks Service, are expected to become large consumers of biodiesel blends in their vehicles. In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

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

•     Seeking out business or joint venture partners domestically as well as in foreign markets that can provide us strategic benefits in terms of long-term feedstock supply contracts, long-term commitments to buy biodiesel and capital commitments necessary to engineer, construct and operate biodiesel plants domestically and internationally. Foreign opportunities likely would include joint venture partners for the construction and operation of biodiesel refineries in Latin America, the Caribbean, the U.K. and Continental Europe.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of January 31, 2008, we had a cash balance of $6,867,000, down from a balance of $26,165,000 at October 31, 2007. Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $19,298,000 net decrease in cash during the quarter ended January 31, 2008:

•	Financing activities:

$1,450,000 of net cash used in financing activities, primarily for costs associated with the $41,000,000 senior secured credit facility obtained in December 2007, which is discussed in Note 7 to the Consolidated Financial Statements.

•	Investing activities:

$14,903,000 of net cash used in investing activities, primarily to build our own refineries. The majority of these expenditures relate to the Seneca refinery, which is discussed in Note 4 to the Consolidated Financial Statements.

•	Operating activities:

$2,945,000 of net cash used in operating activities, primarily for operation of the Clinton County refinery and completion of construction of the refinery for Scott Petroleum, which is discussed in Note 6 to the Consolidated Financial Statements.

Cash Flows from Financing Activities

Current and Prior Year Activity

In December 2007, we entered into a credit agreement with WestLB AG, New York Branch for a $41,000,000 senior secured credit facility.  The facility includes a $36,000,000 construction loan that will convert to a 60-month term loan upon final completion of the Seneca, Illinois refinery and a $5,000,000 working capital and letter of credit facility.  Through January 31, 2008, we had not drawn any funding under this credit facility, but had incurred and paid $1,450,000 of costs associated with this debt.

Prior Year Activity.  The $46,315,000 of net cash provided by financing activities during the quarter ended January 31, 2007 was primarily related to issuing equity securities in a private placement during December 2006 ($43,795,000 of net proceeds) and to the issuance of a promissory note payable to a bank in January 2007 for $2,520,000 for the purchase of land being used for the site of the Seneca facility.

Planned Activity

The senior secured credit facility obtained in December 2007 will provide debt financing for construction, start-up and operation of Nova Seneca’s 60,000,000 gallons per year biodiesel refinery.  Funding of $10,649,000 on the construction loan was received on February 27, 2008.  Additional funding of the construction loan will occur in March and April 2008 as the refinery is completed and brought to full operation.

We repaid our note payable of $2,520,000 to the bank in February 2008 and borrowed $1,189,000 from the bank.  The new debt is secured by a mortgage on the land held by Nova Biofuels Seneca SIP.

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

We have an effective universal shelf registration statement for the offer and sale from time to time on a delayed or continuous basis in one or more offerings of up to $200,000,000 of securities which may consist of common stock, preferred stock, depositary shares, debt securities which may include guarantees of the debt securities by some or all of our subsidiaries, warrants to acquire common stock, preferred stock or debt securities, or units comprising one or more classes of these types of securities. No securities have yet been offered or sold under this registration statement.

We intend to use the net proceeds of any offering under the shelf registration statement for general corporate purposes, which may include reducing or repaying existing or future indebtedness, providing additional working capital, acquiring and developing sites for future biodiesel refineries, capital expenditures and construction costs for existing biodiesel refinery projects and future biodiesel refineries, procuring equipment and supplies for biodiesel refineries, providing credit support for project financing and acquiring interests or companies in biodiesel and related businesses.

Cash Flows from Investing Activities

Current and Prior Year Activity

During the three months ended January 31, 2008, we spent an additional $14,740,000 for equipment and construction costs at our plant sites, primarily for the Seneca refinery.  Included in this amount was $131,000 that we paid for property and equipment for the Clinton County refinery.

Prior Year Activity.  The $5,132,000 of net cash used in investing activities during the quarter ended January 31, 2007 was related to the acquisition of 54 acres of land for our Seneca refinery ($3,650,000) and initial construction expenditures for Seneca ($1,482,000).

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

The first project in Seneca, Illinois began construction in April 2007 and all three projects have estimated completion dates during fiscal year 2008 through fiscal year 2009. At January 31, 2008, we had recorded cumulative construction expenditures of $70,061,000. In addition, we are committed to approximately $7,350,000 of costs through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be delivered after January 31, 2008.

During the remainder of fiscal year 2008, we expect to make additional capital and operating expenditures of approximately $21,000,000, excluding capitalized interest, for the Seneca and Clinton County refineries, and to meet our commitment to purchase production capacity rights relating to the Scott refinery. This amount includes the contractual obligations at January 31, 2008 discussed above for plants being built for our own use. Most of the expenditures will relate to our Seneca refinery, which is scheduled to be completed late in the summer of 2008.

The Clinton County refinery already produces biodiesel of a much higher quality than biodiesel produced from traditional, water-intensive processes used by most other biodiesel producers who primarily rely on high-cost vegetable-based oils. We plan capital expenditures currently estimated at approximately $3,500,000 over the next year to enable the refinery to process feedstock with higher free fatty acid content. The additional equipment that we intend to add will enable the plant to continue to produce the same superior quality biodiesel but from a much wider range of lower cost feedstocks that include animal-derived fats, oils and greases.

After installing the additional equipment, we intend to work with the Clinton Regional Development Corporation to procure additional acreage and railroad access for the site to permit expansion of the refinery’s capacity by up to 20,000,000 gallons per year. Such expansion would likely require us to obtain additional debt or equity financing and there can be no assurance that the Clinton Regional Development Corporation will be able to procure the additional acreage and rail access for the site on terms and conditions acceptable to us.

Cash Flows from Operating Activities

Current and Prior Year Activity

During the three months ended January 31, 2008, cash used in operations was $2,945,000.  The primary use of cash was to support refinery operations at Clinton County and to pay for most of the remaining construction costs for the refinery being built for Scott Petroleum.  Cash used for general corporate purposes was approximately $2,800,000 for the period.

Biodiesel and related co-product sales were $1,925,000 and costs of sales were $3,019,000 during the three months ended January 31, 2008.  This produced a gross margin loss of $1,094,000 during the quarter, or approximately $365,000 per month. The monthly gross margin loss was approximately $370,000 per month for the two months that we operated the refinery prior to October 31, 2007.  During the quarter ended January 31, 2008, we were able to use proportionately more lower cost feedstocks, including inedible tallow, in the production of biodiesel.  However, the reduction in feedstock costs was offset because the plant was undergoing planned process adjustments and maintenance during the quarter while salaries and fixed costs, including depreciation, continued.  Biodiesel and related co-product sales were $3,179,000 during the two months that we operated the plant prior to October 31, 2007.

Prior Year Activity.  Cash used in operations during three months ended January 31, 2007 was $10,768,000.  The primary net use of cash in operations was spent on completing construction of refineries for outside parties.  Cash used for general operating purposes was approximately $800,000 for the quarter.

Planned Activity

Operating losses at our Clinton County refinery are expected to be more moderate because we have already discontinued using, where possible, soybean oil and other high cost vegetable-based feedstocks and started using lower cost feedstock such as non-edible tallow with no more than a 2% free fatty acid content. Later in the year, we plan to add equipment to the refinery to enable us to process even less expensive animal-derived feedstock with free fatty acid content of up to 20%, which should allow the refinery to operate profitably.

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for our own use, construction commitments for plants being built for outside parties, repayment of amounts borrowed through our convertible notes and other notes payable, payments for production capacity rights, and obligations under our operating lease agreements.

Contractual obligations at January 31, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Construction commitments for plants being built for:
Our own use	$7,350,000	$—	$—	$—	$7,350,000
Outside party	1,958,000	—	—	—	1,958,000
Convertible senior secured notes	—	—	55,000,000	—	55,000,000
Other notes payable	110,000	2,615,000	125,000	—	2,850,000
Payments for production capacity rights	3,500,000	3,000,000	—	—	6,500,000
Operating lease obligations	774,000	1,516,000	1,236,000	257,000	3,783,000
	$13,692,000	$7,131,000	$56,361,000	$257,000	$77,441,000

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

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three Months Ended January 31, 2008 and 2007

Revenue for biodiesel and related co-product sales is recognized when the products are shipped or delivered and the title and risk of loss passes to the customer.  Biodiesel and related co-product revenues were $1,925,000 and costs of these sales were $3,019,000 during the three months ended January 31, 2008.  Biodiesel sales first began in September 2007 with the acquisition of the Clinton County refinery.

Contracting revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  There were no additional contracting revenues or contracting expenses recorded during the three months ended January 31, 2008.  We earned contracting revenues of $8,208,000 during the three months ended January 31, 2007 and incurred contracting expenses on contracts in progress of $8,208,000 for the same period.  We have shifted our business plan to building refineries for our own account and away from building refineries for outside parties.

We incurred selling, general and administrative expenses of $4,625,000 during the three months ended January 31, 2008.  Included in this amount are non-cash, share-based compensation expense of $1,650,000 for options granted to certain key employees.  We incurred selling, general and administrative expenses of $3,891,000 during the three months ended January 31, 2007. Included in this amount are non-cash, share-based compensation expense of $2,394,000 for options granted to certain key employees and $64,000 for options granted to certain key consultants.

Interest and other income was $358,000 during the three months ended January 31, 2008. We earned interest primarily on the unspent proceeds from the sale of our convertible senior secured notes in September 2007. There was $466,000 of interest income during the three months ended January 31, 2007.  We earned this interest primarily on the unspent proceeds from the sale of our equity securities in a private placement in December 2006.

Interest costs during the three months ended January 31, 2008 were $1,356,000, of which $1,123,000 was capitalized as a cost of constructing our refinery in Seneca and $233,000 was capitalized as cost of constructing our two other refineries. Interest costs were $17,000 during the three months ended January 31, 2007, all of which were expensed during the period.

The net loss for the three months ended January 31, 2008 was $5,301,000 or $0.05 per common share. The net loss for the three months ended January 31, 2007 was $3,466,000 or $0.04 per common share.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect that adoption of recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

Prices we are able to obtain for the biodiesel fuel that we produce and sell, and its co-product glycerin, fluctuate primarily based on the price for petroleum-based diesel fuel and other energy commodities.  We have contracts to sell our biodiesel production at spot market rates.  Our strategy has been to sell biodiesel as it is produced and not to hold significant inventory levels of biodiesel fuel.

Feedstock prices also fluctuate based on commodity spot market prices.  Our strategy has been to buy feedstock, the raw material for biodiesel production, at market rates as it is needed for production.  At any given time, we do have flexibility in selecting individual feedstocks from several different but otherwise interchangeable feedstocks for our processing purposes.  This flexibility does enable us to select feedstocks that have a lower current cost which will increase our operating margins.

We have not entered into futures contracts or other hedging arrangements to manage commodity price risk for biodiesel fuel sales or the feedstock inputs as of January 31, 2008.  We may use derivative instruments in the future to hedge commodity price fluctuations and reduce price volatility risk on biodiesel sales and feedstock prices.

Interest Rate Risk.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and our $41,000,000 senior secured credit facility.  We do not hedge interest rate exposure or invest in derivative securities.

Our strategy with respect to excess cash has been to invest it in certificates of deposit, money market funds, and short-term government backed investments with original maturities of three months or less.

Under our senior secured credit facility, we have the option to select floating or periodic fixed-rate Eurodollar loans with interest at L1BOR plus 4% or Base Rate loans at the lender’s prime rate plus 3%.  We do not currently hedge our variable interest rate debt, but we may do so in the future.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information required to be disclosed in reports filed by us under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure.  Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our system of internal controls over financial reporting during the quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not subject to any material legal proceedings.

Item 1A. Risk Factors.

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

Our current operating cash flow depends on our ability to timely and economically complete and operates our Seneca biodiesel refinery and the Greenville biodiesel refinery for which we are entitled to purchase 50% of the production. If our biodiesel refining operations are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback. Prolonged problems may threaten the commercial viability of these refineries. Moreover, the occurrence of significant unforeseen conditions or events in connection with these refineries may require us to reexamine the thoroughness of our due diligence and planning processes. Any change to our business model or management’s evaluation of the viability of these projects may adversely affect our business.

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

The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, the level of feedstock use as feed for livestock, factors affecting crop yields, farmer planting decisions, foreign demand for feedstock and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. The prices for most commonly available biodiesel feedstocks are at or near record high levels and are not expected to abate in the near future. Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages or quality control issues of feedstock providers. Such a shortage or quality control issues could require us to suspend operations until feedstock of acceptable quality is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a refinery could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstocks.

We may be unable to obtain the additional capital required to implement our business plan.

We expect that current capital and other existing resources will be sufficient to provide only a limited amount of capital to operate and build our refineries. The revenues generated from designing and building biodiesel refineries for third parties were insufficient to cover the anticipated final costs of construction and the proceeds from our most recently completed private placements of securities are not sufficient to fund operations and planned growth of owning and operating our own refineries. We will require additional capital to continue to expand our business beyond the initial phase. There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

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

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, equipment fabricators, transportation, logistics and marketing services providers and biodiesel customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment. These relationships are subject to change and may impair our ability to grow.

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

As of February 29, 2008, we had approximately 70 full-time equivalent employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel. We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions. Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market and other conditions. No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

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

In addition, approximately thirty-one states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. For example, Illinois exempts biodiesel blends of B10 and higher from its state sales tax.  These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel may have a material and adverse effect on our results of operations and financial condition.

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

The gross margins of the Clinton County refinery depend on the spread between biodiesel and feedstock prices. Until we are able to make capital improvements to the Clinton County refinery to fully allow use of less expensive feedstocks, the Clinton County refinery will be limited to soybean oil and other low free fatty acid feedstocks. The spread between biodiesel prices and soybean oil prices has narrowed significantly in recent periods. Soybean oil, which has been the principal feedstock of the Clinton County refinery, does not have a direct price relationships to the price of biodiesel. The price of soybean oil is influenced by general economic, market and regulatory factors and has been at record high levels recently. Any conditions that negatively impact the supply of soybean oil, such as decreased soybean acres planted by farmers, severe weather or crop disease, or factors that increase demand for soybean oil, such as increasing biodiesel production or changes in governmental policies or subsidies, will tend to increase feedstock prices.

Farmer planting decisions are a key driver of the price of crop-based feedstocks. In the past two decades, soybean acreage in the U.S. has ranged from approximately 58,000,000 acres to approximately 75,000,000 acres. Over the past 10 years, the number of soybean acres has steadily increased; however, according to a report issued by the U.S. Department of Agriculture on June 29, 2007, soybean producers planted 64,100,000 acres in 2007, a decrease of approximately 15% from 2006. This is the smallest number of soybean acres planted since 1995. Many farmers are devoting more acres to corn as expansion of the ethanol industry is increasing the demand for corn. Growers in Illinois and Iowa showed the largest decrease in soybean acreage from 2006, down 1,750,000 acres and 1,350,000 acres, respectively. Planting decisions for 2008 and beyond are likely to be based on relative government supports and anticipated crop prices. As a result of the general decrease in planted acres of soybeans and other oilseed crops, the price for these feedstocks, and the costs of producing biodiesel, may increase.

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

•     minimizing the diversion of management’s attention from ongoing business concerns; and

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

As of February 29, 2008, 110,047,996 shares of our common stock were outstanding. Of the shares outstanding as of such date, approximately 46,722,000 shares were “restricted securities” and were not eligible for trading without compliance with Rule 144 of the Securities Act. On April 3, 2007, substantially all such shares had satisfied the initial one-year holding period of Rule 144. As a result, the “restricted securities” are eligible for trading so long as all the requirements of Rule 144 are met. During the period from May 1, 2007 to December 31, 2007, stockholders holding 3,064,208 shares of common stock submitted to us requests for the removal of the restrictive legends pursuant to Rule 144. No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock. If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline. The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants, options and convertible notes may be available for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock. As of February 29, 2008, we had options, warrants and convertible notes outstanding that may be exercised or converted at various times to acquire 36,764,013 shares, or approximately 25.0%, of our common stock on a fully diluted basis. The future sale of these shares may adversely affect the market price of our common stock. Shares issued upon exercise of our outstanding options, warrants and convertible notes will also cause immediate and substantial dilution to our existing shareholders. In addition, as long as these options, warrants and convertible notes remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

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

As of February 29, 2008, we had approximately $57,850,000 in total long-term debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility.

We face several risks relating to our need to complete additional financings in the future. We must satisfy the closing conditions for each drawdown of our $41,000,000 construction, term and working capital secured credit facility to complete our first biodiesel refinery in Seneca, Illinois, to pay general and administrative expenses, and to pay operating expenses that we expect to incur for such refinery. We must also secure additional financing of a likely higher amount for the additional biodiesel refineries. We anticipate that 60,000,000 gallons per year biodiesel refinery will cost approximately $60,000,000 to $70,000,000 to build, exclusive of any capitalized interest costs, land acquisition costs, the costs of related or ancillary infrastructure and working capital costs. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost and integration overruns. The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques. Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

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

We may issue additional common stock, preferred stock or securities convertible into or exchangeable for common stock, in the future. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and the value of our debt securities and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock or the value of our debt securities.

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

There are risks associated with the U.S. federal income tax consequences of owning our debt securities and common stock. Because the tax consequences of owning our debt securities and common stock are complex and certain tax consequences may differ depending on the holder’s particular tax circumstances, each potential investor should consult with and rely on its own tax advisor about the tax consequences. In addition, there can be no assurance that the U.S. federal income tax treatment currently applicable to owning our debt securities and common stock will not be modified by legislative, administrative, or judicial action that may have a retroactive effect. No representation or warranty of any kind is made with respect to the acceptance by the Internal Revenue Service or any court of law regarding the treatment of any item of income, deduction, gain, loss or credit by an investor on its tax return.

The effect of the lending of our shares of common stock by two stockholders pursuant to a share lending agreement, including sales of our common stock in short sale transactions may lower the market price of our common stock.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fiscal quarter ended January 31, 2008.

Item 5.  Other Information.

Board Nomination

There have been no material changes to the procedure by which a stockholder may recommend nominees to our Board of Directors.

Item 6.  Exhibits.

Exhibit No.	Description

3.1

Bylaws of Nova Biosource Fuels, Inc. (composite as amended as of February 3, 2008) (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 and filed with the SEC on February 8, 2008)

4.1	See Exhibit 3.1

10.1

Credit Agreement, dated as of December 26, 2007, among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated December 26, 2007 and filed with the SEC on January 2, 2008)

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

*              Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.

Date: March 14, 2008	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2008	/s/ David G. Gullickson
David G. Gullickson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Bylaws of Nova Biosource Fuels, Inc. (composite as amended as of February 3, 2008) (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 and filed with the SEC on February 8, 2008)

4.1	See Exhibit 3.1

10.1

Credit Agreement, dated as of December 26, 2007, among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated December 26, 2007 and filed with the SEC on January 2, 2008)

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