Form 10-Q
period 2008-04-30
NOVA BIOSOURCE FUELS, INC.
filed 2008-06-09
CIK 1137469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 2, 2008
Common stock, $0.001 par value	110,047,966

Nova Biosource Fuels, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2008

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

Forward-Looking Statements

This report contains forward-looking statements. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, future financial or business performance, plans, goals, strategies, intent, beliefs or current expectations. Specifically, forward looking statements may include statements preceded by, followed by or that include the words: “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “project,” “forecast” and the like, or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Statements contemplating or making assumptions about actual or potential future sales, economic performance, financial condition, business prospects, feedstock costs, product sales prices, revenue, income, market size, refinery construction, testing, completion and production schedules, collaborations, and trends or operating results also constitute forward-looking statements.

Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that could cause actual results to differ include general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, consumer acceptance of biodiesel derived from animal fats, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service, the risk factors listed under “Part II, Item 1A. Risk Factors” and other risks referenced from time to time in our SEC filings.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	April 30, 2008	October 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,682,000	$26,165,000
Accounts receivable	2,654,000	4,578,000
Inventories	3,157,000	659,000
Costs and estimated earnings in excess of billings on uncompleted contracts	2,500,000	2,500,000
Prepaid expenses and other current assets	579,000	354,000
Total current assets	11,572,000	34,256,000
Property, plant and equipment
Land	3,784,000	3,784,000
Plant and equipment, net of accumulated depreciation of $1,223,000 and $496,000, respectively	10,614,000	11,262,000
Assets being developed for our own use	80,100,000	55,119,000
Total property, plant and equipment	94,498,000	70,165,000
Intangible assets
Patent, net of accumulated amortization of $26,000 and $18,000, respectively	224,000	232,000
Intellectual property and proprietary technology	4,945,000	4,945,000
Purchased production capacity rights	846,000	846,000
Total intangible assets	6,015,000	6,023,000
Other assets
Restricted cash and investments	18,353,000	11,125,000
Deferred debt issuance costs	5,785,000	3,975,000
Total other assets	24,138,000	15,100,000

Total Assets	$136,223,000	$125,544,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,958,000	$7,442,000
Accrued expenses	3,972,000	9,864,000
Current portion of long-term debt	98,000	72,000
Total current liabilities	15,028,000	17,378,000
Long-term debt	79,024,000	57,778,000
Total liabilities	94,052,000	75,156,000
Minority interest	3,844,000	3,980,000
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 110,199,966 shares issued	110,000	110,000
Additional paid-in capital	98,286,000	94,653,000
Accumulated deficit	(59,645,000)	(47,931,000)
Treasury stock, 152,000 shares	(424,000)	(424,000)
Total stockholders’ equity	38,327,000	46,408,000

Total Liabilities and Stockholders’ Equity	$136,223,000	$125,544,0000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Revenues:
Biodiesel and related co-product sales	$6,855,000	$—	$8,780,000	$—
Contracting revenues	—	7,914,000	—	16,122,000
Total revenues	6,855,000	7,914,000	8,780,000	16,122,000
Costs and expenses:
Cost of biodiesel and related co-product sales	9,025,000	—	12,044,000	—
Contracting expenses	—	11,250,000	—	19,458,000
Selling, general and administrative	4,060,000	3,971,000	8,685,000	7,862,000
Total costs and expenses	13,085,000	15,221,000	20,729,000	27,320,000
Loss from operations	(6,230,000)	(7,307,000)	(11,949,000)	(11,198,000)
Other income (expense):
Interest and other income	155,000	626,000	513,000	1,092,000
Interest expense	(414,000)	—	(414,000)	(17,000)
Minority interest in loss (earnings) of subsidiary	76,000	(2,000)	136,000	(6,000)
Net loss	$(6,413,000)	$(6,683,000)	$(11,714,000)	$(10,129,000)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.11)	$(0.10)
Weighted-average number of shares outstanding	110,047,966	109,998,692	110,047,966	103,136,985

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	April 30, 2008	April 30, 2007
Cash flows from operating activities
Net loss	$(11,714,000)	$(10,129,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	790,000	68,000
Minority interest in (loss) earnings of subsidiary	(136,000)	6,000
Share-based compensation for employees and directors	3,633,000	4,485,000
Share-based compensation for consultants and agents	—	148,000
Changes in assets and liabilities:
Accounts receivable	1,924,000	(271,000)
Inventories	(2,498,000)	—
Costs and estimated earnings in excess of billings on uncompleted contacts	—	(2,039,000)
Prepaid expenses and other current assets	(225,000)	(314,000)
Accounts payable	3,516,000	3,547,000
Accrued expenses	(5,892,000)	3,732,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(11,030,000)
Net cash used in operating activities	(10,602,000)	(11,797,000)

Cash flows from investing activities
Purchase of land	—	(3,650,000)
Assets being developed for our own use	(24,560,000)	(12,498,000)
Purchases of property and equipment	(79,000)	(20,000)
Change in restricted cash and investments	(7,228,000)	—
Net cash used in investing activities	(31,867,000)	(16,168,000)

Cash flows from financing activities
Proceeds from private placement of stock	—	47,000,000
Costs associated with sale of stock	—	(3,205,000)
Payments of long-term debt	(2,540,000)	—
Proceeds from issuance of debt	23,812,000	2,520,000
Costs associated with issuance of debt	(2,286,000)	—
Net cash provided by financing activities	18,986,000	46,315,000

Net (decrease) increase in cash and cash equivalents	(23,483,000)	18,350,000
Cash and cash equivalents
Beginning of period	26,165,000	21,826,000
End of period	$2,682,0000	$40,176,000

Non-cash financing and investing activities:
Amortization of debt issuance costs added to plant and equipment	$421,000	$—

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$460,000	$17,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of April 30, 2008

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

NOTE 2—ORGANIZATION, NATURE OF OPERATIONS AND PLAN OF OPERATIONS

Nova is an energy company in the business of refining and marketing renewable diesel fuel products and related co-products. Nova has developed technology for the production of biodiesel fuel from animal and vegetable fats, oils and greases. It also designs and constructs facilities for the production of biodiesel fuels.

Nova’s initial focus has been to design and build biodiesel refineries for third parties while it transitioned to its intended primary business of building and operating its own biodiesel refineries. At April 30, 2008, Nova had completed the construction of three biodiesel refineries planned for third parties (see Note 7) and was in the process of building three biodiesel refineries for its own use (see Note 4). All of Nova’s refineries will use its proprietary, patented process technology, which enables the use of a broad range of lower cost feedstocks.

Current Plan of Operations

Execution of Nova’s business plan for the next twelve months requires the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for the refining and marketing business.  Nova currently does not have sufficient cash reserves to meet all of its anticipated expenditure obligations for operating and capital purposes for the last half of fiscal year 2008 and fiscal year 2009.  As a result, Nova is in the process of seeking additional debt and equity funding particularly with respect to building additional plants after Nova completes the start-up and initial operations of its Seneca refinery and modifications to its Clinton County refinery.

Nova must secure additional financing of approximately $20,000,000 to fund additional working capital requirements as the Seneca refinery reaches full production, to cover general and administrative expenses, and to pay operating expenses that are expected to be incurred before the refining operations at Seneca become profitable.  The financing may consist of common or preferred equity, but may also consist of debt, project financing or a combination of these financing techniques.

Nova must successfully bring the Seneca refinery through start-up and operational testing as it completes construction of the refinery.  Biodiesel produced must meet or exceed the industry’s product specifications and quality standards.  In addition, production volume must be taken to the rated capacity.  Nova intends to make capital improvements intended to allow the Clinton County refinery to process lower cost, high free fatty acid feedstocks and potentially to improve reliability and operating efficiency.

Nova believes it will be successful in raising additional capital in fiscal year 2008.  Such funds will supplement cash generated from operations at the Seneca refinery.

NOTE 3—INVENTORIES

Inventories are as follows:

	April 30, 2008	October 31, 2007
Raw materials (feedstock)	$1,292,000	$415,000
Work in process	107,000	37,000
Finished goods (biodiesel and related co-products)	1,758,000	207,000
Total inventories	$3,157,000	$659,000

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are as follows:

	April 30, 2008	October 31, 2007
Land	$3,784,000	$3,784,000
Plant and equipment:
Plant process equipment	8,588,000	8,588,000
Building and improvements	1,495,000	1,479,000
Tank farm	1,287,000	1,257,000
Lab equipment	191,000	191,000
Office equipment, furniture and fixtures	124,000	120,000
Computer equipment and software	152,000	123,000
	15,621,000	15,542,000
Less accumulated depreciation	(1,223,000)	(496,000)
	14,398,000	15,046,000
Assets being developed for our own use	80,100,000	55,119,000
Net property, plant and equipment	$94,498,000	$70,165,000

Depreciation expense during the three months ended April 30, 2008 and 2007 was $367,000 and $30,000, respectively, and during the six months ended April 30, 2008 and 2007 was $727,000 and $61,000, respectively.

Interest capitalized on assets being developed for our own use during the three months ended April 30, 2008 and 2007 was $1,296,000 and $17,000, respectively, and during the six months ended April 30, 2008 and 2007 was $2,652,000 and $17,000, respectively.

Assets Being Developed for Our Own Use

Assets being developed for our own use consist of three biodiesel refineries. Final completion of the first refinery in Seneca, Illinois is expected in late summer 2008. Construction of the other two refineries will continue through fiscal year 2009, subject to available financing.

Total estimated costs to be incurred for construction of the three refineries are between $215,000,000 and $265,000,000.  At April 30, 2008, construction expenditures of $80,100,000 have been recognized and, in addition, approximately $3,223,000 was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after April 30, 2008.

NOTE 5—INTANGIBLE ASSETS

Intangible assets are as follows:

	April 30, 2008	October 31, 2007
Amortizable intangible assets:
Patent	$250,000	$250,000
Purchased production capacity rights	846,000	846,000
Less accumulated amortization of patent	(26,000)	(18,000)
Net amortizable intangible assets	1,070,000	1,078,000
Indefinite lived intangible asset—intellectual property and proprietary technology	4,945,000	4,945,000
Net intangible assets	$6,015,000	$6,023,000

Amortization expense for intangible assets subject to amortization during the three months ended April 30, 2008 and 2007 was $4,000 and $4,000, respectively, and during the six months ended April 30, 2008 and 2007 was $8,000 and $7,000, respectively.

Intellectual Property and Proprietary Technology

Intangible assets acquired in connection with the acquisition of the assets of Biosource Fuels, LLC in February 2006 relate to the processes developed by Biosource Fuels, LLC with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases. The value of intellectual property and proprietary technology and the life of the intangible asset depend on factors such as the cost of different sources of energy, the cost of feedstocks and other processing costs for the subject technology, as well as other economic factors. Management has made an assessment of these factors and determined that this intangible asset has an indefinite life.

Patents

In April 2006, Nova acquired patents closely related to its technologies for the synthesis of biodiesel and other biofuels for $250,000.

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

Nova is required to pay a tolling fee and other costs to secure the right to purchase this production capacity. Nova will have no ownership in the plant’s fixed assets or responsibilities for any of the plant’s liabilities, and will have no ownership interest in the production company. Nova’s costs related to the tolling agreement are expected to approximate $7,350,000, of which $846,000 has been paid, another $2,500,000 will be paid on or before the refinery begins production and $4,000,000 will be payable over time in connection with the off-take of production. Payments under the tolling fee agreement made after production begins will also include an interest charge of 7% per annum for the unpaid portion of costs payable over time.

Purchased production capacity rights will be amortized using the straight-line method over the shorter of the estimated useful life or legal term of the off-take agreement after commercial production begins. These rights will be reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired.

NOTE 6—RESTRICTED CASH AND INVESTMENTS

In accordance with requirements of certain debt agreements, cash has been placed in restricted cash and investment accounts.  Amounts are generally invested in short-term government backed investments and money market funds.

Restricted cash and investments are as follows:

Purpose:	April 30, 2008	October 31, 2007

Payment of semi-annual interest on convertible senior secured notes	$8,300,000	$11,072,000
Construction escrow – Seneca	5,015,000	—
Security for possible construction liens – Seneca (see Note 16)	5,017,000	—
Collateral accounts – other loans	21,000	53,000
	$18,353,000	$11,125,000

NOTE 7—CONSTRUCTION CONTRACTS

At April 30, 2008, Nova had completed construction of biodiesel refineries for Clinton County Bio Energy, L.L.C. in Clinton County, Iowa and for Sanimax Energy, Inc. in DeForest, Wisconsin. The biodiesel refinery for Scott Petroleum Corporation in Greenville, Mississippi was mechanically complete in October 2007.  In March 2008, while undergoing start-up and operational testing, a mechanical pump failure resulted in minor damage to the refinery.  The owner is completing repairs to the refinery. These three customers accounted for all of the contracting revenues recognized during each of the periods presented.

Effective September 1, 2007, Nova acquired the Clinton County refinery, which it had designed and built.

The percentage of completion on construction contracts is estimated based on total costs incurred to date compared to estimated total costs for each contract at completion. At April 30, 2008, total amounts of construction contracts and the estimated percentage of completion are as follows:

Contract	Contract Amount	Percentage of Completion
Clinton County Bio Energy, L.L.C.	$5,924,000	100%
Sanimax Energy, Inc.	17,426,000	100%
Scott Petroleum Corporation	14,495,000	99%
	$37,845,000

At April 30, 2008, estimated remaining expenditures to complete the construction of the plants being built for third parties approximate $2,176,000. Of that amount, approximately $2,011,000 is committed through purchase orders issued to sub-contractors and equipment vendors for delivery of goods and services after April 30, 2008.

Nova does not expect to recognize future contract revenue from work remaining to complete these projects.

Cumulative costs and estimated losses on contracts and related amounts billed at April 30, 2008 and October 31, 2007 are as follows:

	April 30, 2008	October 31, 2007
Cumulative costs incurred on construction contracts, including estimated losses	$48,987,000	$48,987,000
Estimated cumulative losses on construction contracts	(11,142,000)	(11,142,000)
Net costs to be billed on construction contracts	37,845,000	37,845,000
Less cumulative billings to date	(35,345,000)	(35,345,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,500,000	$2,500,000

NOTE 8—LONG-TERM DEBT

Long-term debt is as follows:

	April 30, 2008	October 31, 2007
10% convertible senior secured notes	$55,000,000	$55,000,000
Senior secured credit facility – construction loans	22,623,000	—
8.25% note payable to bank	—	2,520,000
7.25% note payable to bank	1,189,000	—
Non interest-bearing note payable to government authority	310,000	330,000
Total	79,122,000	57,850,000
Less current portion	(98,000)	(72,000)
Long-term portion of debt	$79,024,000	$57,778,000

Scheduled maturities of long-term debt at April 30, 2008 are as follows:

Year Ending April 30:
2009	$98,000
2010	88,000
2011	201,000
2012	1,112,000
2013	55,000,000
2014	22,623,000
$79,122,000

Convertible Senior Secured Notes

On September 28, 2007, Nova sold 10% convertible senior secured notes, at par, in the aggregate principal amount of $55,000,000. Interest is payable semi-annually on March 31 and September 30 through maturity on September 30, 2012. Interest is payable in cash or, after September 30, 2009 if certain conditions are satisfied, Nova may elect to add interest to the principal amount of the notes at a 12% annual rate.

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

The notes may be redeemed by Nova on or after September 30, 2009 if the closing price of Nova’s common stock exceeds $6.00 per share for twenty days in any thirty consecutive trading day period (the “Pricing Condition”). If the Pricing Condition is met, the notes may be redeemed prior to September 30, 2010 at 100% of the principal amount, plus a make-whole payment equal to the remaining scheduled interest payments due on or before September 30, 2010. After September 30, 2010, the notes may be redeemed at 100% of the principal amount if the Pricing Condition is met. If the Pricing Condition is not met, Nova may redeem the notes at 105% of the principal amount during the year ending September 30, 2011 and at 102.5% of the principal amount during the year ending September 30, 2012.

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

Nova has procured a bank letter of credit, using cash proceeds from the convertible note issuance, to guarantee payment of the semi-annual interest payments through September 30, 2009. At April 30, 2008 and October 31, 2007, $8,300,000 and $11,072,000, respectively, of prefunded interest payments and accrued interest income are reported as restricted cash and investments in the consolidated balance sheets.

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

Securities Loan Agreement

In connection with the offering of the convertible notes, on September 28, 2007, the Chairman and CEO and the Vice Chairman and then-President of Nova entered into a master securities loan agreement with Jefferies & Company, Inc. (“Jefferies”) under which these officers may loan, in the aggregate, up to 8,000,000 shares of Nova’s common stock which they own to Jefferies during a period of five years, unless all of the notes are converted into common stock prior to such date. Nova expects that the borrowed shares may be used for lending to investors in the convertible notes to facilitate transactions by which such note holders may hedge their investments in the convertible notes. Nova’s Board of Directors has determined that the entry into the share lending agreement was in the best interests of Nova’s stockholders as it was a means to facilitate the offer and sale of the convertible notes on terms more favorable to Nova than it could have otherwise obtained.

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

This credit facility provides debt financing for construction, start-up and operation of Nova Seneca’s 60,000,000 gallon per year biodiesel refinery.   Funding of $22,623,000 under the construction loan was received during the three months ended April 30, 2008.   After taking into account this borrowing under the credit facility, Nova has remaining available capacity of $13,377,000 under construction and term loans and $5,000,000 under working capital loans and letters of credit.  Additional funding draws on the construction and working capital loans will occur in May and June 2008 as the refinery is completed and brought to full operation (see Note 16).  In connection with the initial funding of the loan, Nova entered into a completion guaranty under which it guarantees completion of construction of the refinery.

Nova Seneca has the option to select floating or periodic fixed-rate Eurodollar loans with interest at LIBOR plus 4% or Base Rate loans at WestLB’s prime rate plus 3%.  At April 30, 2008, the construction borrowings of $22,623,000 were base rate loans at a floating rate of 8.25% per annum (reduced to 8.0% effective May 1, 2008).

The term loan will require quarterly principal reductions of 1.5% of the amount converted from the construction loan, with the balance due at maturity. The working capital and letter of credit facility may be borrowed, repaid, and re-borrowed, and is payable at maturity. Borrowings under the credit facility are secured by substantially all the assets of Nova Seneca.

Other Long-Term Debt

In January 2007, Nova Seneca purchased approximately 54 acres of land in Seneca, Illinois for $3,650,000. Nova paid $1,130,000 in cash and issued a note payable to a bank for the balance of $2,520,000. The note payable bore interest at 8.25% per annum and was secured by a mortgage on the land.   This note was paid on February 19, 2008.

Nova Seneca subdivided its real property and conveyed a portion of the real property to its affiliate Nova Biofuels Seneca SIP, LLC (“Nova Biofuels Seneca SIP”), which Nova plans to use for the future construction of a feedstock receiving and processing facility.  Nova Biofuels Seneca SIP borrowed $1,189,000 from a bank on February 19, 2008.  The new bank loan bears interest at 7.25% per annum and is secured by a mortgage on the land held by Nova Biofuels Seneca SIP. The loan provides for monthly interest-only payments through August 2008 followed by monthly principal and interest payments of $10,000 until maturity in August 2011.  A final principal payment is due at maturity.

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

NOTE 9—NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period.  For all of the periods presented, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss.

	Three Months Ended		Six Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Weighted-average shares used to compute basic and diluted net loss per common share	110,047,966	109,998,692	110,047,966	103,136,985

	April 30, 2008	April 30, 2007
Securities convertible into shares of common stock, not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	8,427,365	6,029,241
Stock warrants related to private equity placements	15,059,326	15,059,326
Common stock issuable upon conversion of convertible notes	15,027,322	—
Other warrants	—	104,250
	38,514,013	21,192,817

NOTE 10—INCOME TAXES

Nova did not incur any income tax expense during any of the periods presented due to operating losses and the related increase in the valuation allowance.

Nova has recorded a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. At April 30, 2008, Nova had net operating loss carryforwards for federal income tax purposes of approximately $30,910,000 that may be offset against future taxable income. To the extent not utilized, the net operating loss carryforwards will expire in 2026 through 2028.

NOTE 11—WARRANTS

Warrants outstanding at April 30, 2008 are as follows:

Warrants:	Number of Warrants	Weighted-Average Exercise Price
Private placement, July 2006	6,890,337	$2.40
Anti-dilution provisions, July 2006 placement	396,772	$2.40
Private placement, December 2006	7,772,217	$2.72
Outstanding at April 30, 2008	15,059,326	$2.57

There were no changes in warrants during the three and six months ended April 30, 2008.  Details of warrants outstanding at April 30, 2008 are as follows:

Grant Date	Expiration Date	Exercise Price	Outstanding April 30, 2008
7/06/06	7/06/11	$2.40	5,647,008
7/10/06	7/10/11	$2.45	1,154,678
7/26/06	7/26/11	$2.30	72,956
7/26/06	7/26/11	$2.25	412,467
12/19/06	12/19/11	$2.72	7,772,217
	Totals		15,059,326

NOTE 12—EQUITY INCENTIVE PLAN

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

A maximum of 13,000,000 shares of common stock were authorized for issuance under the 2006 Plan. At April 30, 2008, Nova had 3,393,858 shares remaining for future awards under the 2006 Plan.

Stock option activity for the year ended October 31, 2007 and for the six months ended April 30, 2008 is as follows:

Options under 2006 Equity Incentive Plan:	Number of Options	Weighted- Average Exercise Price
Outstanding at October 31, 2006	5,698,991	$3.00
Option grants	536,500	$2.61
Forfeited options	(73,126)	$3.07
Outstanding at October 31, 2007	6,162,365	$2.99
Option grants	2,265,000	$1.89
Outstanding at April 30, 2008	8,427,365	$2.69

Exercisable at April 30, 2008	6,164,518	$2.92

Non-cash share-based compensation expense related to stock options and stock grants during the three months ended April 30, 2008 and 2007 was $1,983,000 and $2,084,000, respectively, for employees and directors and was $0 and $84,000, respectively, for consultants and agents.  Non-cash share-based compensation expense related to stock options and stock grants during the six months ended April 30, 2008 and 2007 was $3,633,000 and $4,485,000, respectively, for employees and directors and was $0 and $148,000, respectively, for consultants and agents.

During the six months ended April 30, 2008, the Compensation Committee approved the grant of non-qualified stock options to employees to purchase, in the aggregate, 2,265,000 shares of common stock.  The options expire ten years from the date of the grant, and generally vest over four years.  All options were granted at the market value of the underlying shares on the date of grant.  These options have an exercise price ranging between $1.29 and $2.36 per share.

The fair value of the stock options granted was computed using the Black-Sholes option-pricing model.  Variables used in the Black-Sholes option-pricing model include (1) risk-free interest rate at the date of grant, (2) expected option life based on using the simplified method determined as the average of the option term and the vesting period, (3) expected volatility, and (4) zero expected dividends. For options granted during the six months ended April 30, 2008, risk-free interest rates ranged between 3.5% and 4.2% and expected volatility ranged between 124% and 126%.

It is anticipated that unvested options at April 30, 2008 will result in compensation expense being recognized during the remainder of the year ending October 31, 2008 and in future years as follows:

May 1, 2008 through October 31, 2008	$783,000
Year ending October 31, 2009	1,423,000
Year ending October 31, 2010	1,288,000
Year ending October 31, 2011	706,000
$4,200,000

NOTE 13—CHANGES IN STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity from October 31, 2007 through April 30, 2008 are as follows:

	Common Shares	Total
Balance at October 31, 2007	110,199,966	$46,408,000
Issuance of stock options	—	3,633,000
Net loss	—	(11,714,000)
Balance at April 30, 2008	110,199,966	$38,327,000

NOTE 14—COMMITMENTS

Lease Commitments

Nova leases the building where it operates its small scale refinery located in Butte, Montana and leases office space in Houston, Texas and Butte, Montana. A subsidiary of Nova also leased land in Oklahoma on which it intended to build a biodiesel refinery. This lease began November 1, 2006 and provided for a ten year term, with three ten year renewal options so long as construction of the refinery commenced before March 1, 2008. Nova has recently decided not to build a refinery on this site and the lease has lapsed.

Nova has executed rail car leases for 65 insulated tank cars to deliver raw material feedstocks and ship biodiesel. The leases are effective for 60 months beginning upon delivery, and are treated as operating leases. The monthly rent for each car is $760. Nova is subleasing these railcars under identical terms until they are needed in Nova’s operations. The first 20 of these rail cars were delivered during the year ended October 31, 2007 and the remaining 45 rail cars were delivered during the six months ended April 30, 2008.

Future minimum lease commitments under these operating leases at April 30, 2008 are as follows:

Year ending April 30:
2009	$704,000
2010	704,000
2011	653,000
2012	616,000
2013	308,000
Total minimum payments	$2,985,000

Rent expense during the three months ended April 30, 2008 and 2007 was $94,000 and $30,000, respectively, and during the six months ended April 30, 2008 and 2007 was $146,000 and $39,000, respectively.

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

During the three and six months ended April 30, 2008, approximately 90% of Nova’s biodiesel and related co-product sales were to ConAgra.

NOTE 15—CONTINGENCIES

In the normal course of business, Nova may become subject to lawsuits and other claims and proceedings. These matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Nova’s financial position, results of operations or liquidity.

NOTE 16—SUBSEQUENT EVENTS

Additional Funding Under Senior Secured Credit Facility

                Additional funding was received in May 2008 from WestLB AG, New York Branch (“WestLB”) under the $41,000,000 senior secured credit facility (see Note 8).  On May 8, 2008, Nova borrowed $6,257,000 under the construction loan provisions of the credit facility for payment of project costs for the Seneca biodiesel refinery.  On May 20, 2008, Nova borrowed $5,000,000 under the working capital provisions of the credit facility for the start-up and operation of the Seneca refinery.  Both of the May fundings took the form of a base rate loan at an interest rate of 8.0% per annum.  After taking into account these May 2008 borrowings under the credit facility, Nova has remaining available capacity of $7,120,000 for construction and term loans.

                On May 27, 2008, Chicago Title and Trust Company “Chicago Title” released $4,011,000, or approximately 80% of Nova’s restricted cash held by Chicago Title, as security for possible liens against the Seneca refinery construction (see Note 6).

Start-up of Seneca Refinery

                Commissioning of the second of three 20,000,000 gallon per year production trains at the Seneca refinery began in May 2008.  During this start-up phase, production quality is tested as production volume is taken to the rated capacity.  The mix of feedstock will be gradually increased to incorporate lower cost, higher free fatty acid content feedstocks through the remaining commissioning process.

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION

                Nova’s payment obligations under its convertible senior secured notes (see Note 8) are fully and unconditionally guaranteed, on a joint and several basis, by each of its current and future restricted subsidiaries (“Guarantor Subsidiaries”). At April 30, 2008, the Guarantor Subsidiaries are Nova Holding Clinton County, LLC and Nova Biofuels Clinton County, LLC. The Guarantor Subsidiaries were formed in August 2007 and had no assets or liabilities or operations prior to that date.  Each Guarantor Subsidiary is 100% owned by the parent company. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Nova Biosource Fuels, Inc., the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present Nova’s results on a consolidated basis.

Condensed Consolidating Balance Sheet Information

April 30, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$573	$—	$2,109	$—	$2,682
Accounts receivable	—	314	2,340	—	2,654
Inventories	—	550	2,607	—	3,157
Other current assets	572	(3)	2,510	—	3,079
Total current assets	1,145	861	9,566	—	11,572
Receivables-related party	103,309	15,090	80,747	(199,146)	—
Property, plant and equipment	87	10,106	84,305	—	94,498
Intangible assets	—	—	6,015	—	6,015
Other assets	17,235	—	6,903	—	24,138
Total assets	$121,776	$26,057	$187,536	$(199,146)	$136,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$	$80	$18	$—	$98
Accounts payable	1,112	893	8,953	—	10,958
Accrued expense	782	131	3,059	—	3,972
Total current liabilities	1,894	1,104	12,030	—	15,028
Payables-related party	5,823	27,876	165,447	(199,146)	—
Long-term debt	55,000	230	23,794	—	79,024
Total liabilities	62,717	29,210	201,271	(199,146)	94,052
Investment deficiency in subsidiaries	20,732	—	—	(20,732)	—
Minority interest	—	—	3,844	—	3,844
Stockholders’ equity	38,327	(3,153)	(17,579)	20,732	38,327
Total Liabilities and Stockholders’ Equity	$121,776	$26,057	$187,536	$(199,146)	$136,223

Condensed Consolidating Balance Sheet Information

October 31, 2007

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$25,537	$532	$96	$—	$26,165
Accounts receivable	—	493	4,085	—	4,578
Inventories	—	659	—	—	659
Other current assets	345	3	2,506	—	2,854
Total current assets	25,882	1,687	6,687	—	34,256
Receivables-related party	79,672	1,000	61,540	(142,212)	—
Property, plant and equipment	67	10,383	59,715	—	70,165
Intangible assets	—	—	6,023	—	6,023
Other assets	15,047	—	53	—	15,100
Total Assets	$120,668	$13,070	$134,018	$(142,212)	$125,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$60	$12	$—	$72
Accounts payable	1,569	1,115	4,758	—	7,442
Accrued expense	1,209	251	8,404	—	9,864
Total current liabilities	2,778	1,426	13,174	—	17,378
Payables-related party	1,798	12,335	128,079	(142,212)	—
Long-term debt	55,000	270	2,508	—	57,778
Total liabilities	59,576	14,031	143,761	(142,212)	75,156
Investment deficiency in subsidiaries	14,684	—	—	(14,684)	—
Minority interest	—	—	3,980	—	3,980
Stockholders’ equity	46,408	(961)	(13,723)	14,684	46,408
Total Liabilities and Stockholders’ Equity	$120,668	$13,070	$134,018	$(142,212)	$125,544

Condensed Consolidating Operations Information

Three Months Ended April 30, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Biodiesel and related co-product sales	$—	$4,325	$2,530	$—	$6,855
Costs and expenses:
Cost of biodiesel and related co-product sales	—	5,617	3,408	—	9,025
Selling, general and administrative	3,544	57	459	—	4,060
Total costs and expenses	3,544	5,674	3,867	—	13,085
Loss from operations	(3,544)	(1,349)	(1,337)	—	(6,230)
Equity in losses of subsidiaries	(2,578)	—	—	2,578	—
Other income (expense):
Interest and other income	94	2	59	—	155
Interest expense	(385)	—	(29)	—	(414)
Minority interest in loss of subsidiary	—	—	76	—	76
Net loss	$(6,413)	$(1,347)	$(1,231)	$2,578	$(6,413)

Condensed Consolidating Operations Information

Six Months Ended April 30, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Biodiesel and related co-product sales	$—	$6,250	$2,530	$—	$8,780
Costs and expenses:
Cost of biodiesel and related co-product sales	—	8,636	3,408	—	12,044
Selling, general and administrative	6,709	86	1,890	—	8,685
Total costs and expenses	6,709	8,722	5,298	—	20,729
Loss from operations	(6,709)	(2,472)	(2,768)	—	(11,949)
Equity in losses of subsidiaries	(5,013)	—	—	5,013	—
Other income (expense):
Interest and other income	393	2	118	—	513
Interest expense	(385)	—	(29)	—	(414)
Minority interest in loss of subsidiary	—	—	136	—	136
Net loss	$(11,714)	$(2,470)	$(2,543)	$5,013	$(11,714)

Condensed Consolidating Cash Flow Information

Six Months Ended April 30, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net loss	$(11,714)	$(2,470)	$(2,543)	$5,013	$(11,714)
Non-cash expenses	3,638	496	153	—	4,287
Net changes in working capital and other	(227)	(294)	2,359	(5,013)	(3,175)
	(8,303)	(2,268)	(31)	—	(10,602)
Cash flows from investing activities:
Additions to property, plant and equipment	(20)	(276)	(24,343)	—	(24,639)
Additions restricted cash and investments	(7,228)	—	—	—	(7,228)
	(7,248)	(276)	(24,343)	—	(31,867)
Cash flows from financing activities:
Net change in intercompany receivables/payables	(7,125)	2,012	5,113	—	—
Payment of long term debt	—	—	(2,540)	—	(2,540)
Process from issuance of debt	—	—	23,812	—	23,812
Costs associated with issuance of debt	(2,286)	—	—	—	(2,286)
	(9,411)	2,012	26,385	—	18,986
Net (decrease) increase in cash and cash equivalents	(24,962)	(532)	2,011	—	(23,483)
Cash and cash equivalents:
Beginning of period	25,537	532	96	—	26,165
End of period	$575	$—	$2,107	$—	$2,682

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our Business

We are an energy company that refines and markets ASTM standard biodiesel. Our strategy is to profitably use our patented, proprietary biodiesel technology and become the industry leader in the production of biodiesel. Biodiesel is a clean burning, non-toxic, biodegradable and renewable fuel made from a variety of feedstocks, such as animal-derived fats, vegetable-based oils and greases.  Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel.

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

Our patented, proprietary technology enables us to refine biodiesel that meets and exceeds the industry’s product specifications and quality standards published by the American Society of Testing and Materials or ASTM. We believe our technology allows us to process over 25 different animal-derived fats, vegetable-based oils and greases with free fatty acid levels in excess of 20% and produce our two marketable products: ASTM D6751 standard biodiesel and technical grade glycerin.

Our ability to process a wide range of feedstocks, including single feedstock or blends of feedstocks, such as animal-derived feedstocks which usually have higher free fatty acid content, gives us a significant cost advantage because many of these feedstocks are residual by-products that have limited alternative uses and are typically not otherwise fit for human consumption unless they are re-rendered, which is an expensive process. Many of our competitors are limited to a more narrow range of feedstocks and, in many instances, their feedstock options are limited to vegetable-based oils, and they have little or no ability to process meaningful amounts of lower cost animal-based feedstocks.

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

Building Biodiesel Refineries that Nova Will Own and Operate: 180-220,000,000 Gallons of Annual Biodiesel Capacity

Our current and long-term business focus is to build and profitably operate our own biodiesel refineries.  We currently own three fully continuous flow biodiesel refineries. Our largest full scale refinery is being commissioned in Seneca, Illinois, a second full scale refinery is operational in Clinton County, Iowa, and our third is a smaller scale biodiesel refinery in Butte, Montana, which we use primarily for research, development and technology demonstration purposes.

Our Seneca, Illinois refinery is designed to have production capacity of 60,000,000 gallons per year. It is mechanically complete and we are now commissioning the production trains.  Mechanical completion is a point of construction where all the basic equipment, buildings and infrastructure have been installed, connected and prepared to start operational testing. We began start-up and operational testing in March 2008, and two 20,000,000 gallon per year production trains have been operated at rated capacity, processing feedstock with free fatty acid levels in excess of 10%.  As of June 2, 2008, the Seneca refinery has produced over 3,000,000 gallons of ASTM D6751 quality biodiesel.  Substantial completion is the next point of completion and typically follows start-up by about thirty to sixty days.  We have entered into feedstock supply and biodiesel sale agreements for the requirements of this refinery and have secured debt and equity financing in an amount we believe is sufficient to complete construction of the refinery.

Lipid Logistics, LLC, an affiliate of Kaluzny Bros., Inc., has agreed to supply the Seneca, Illinois refinery’s feedstock requirements. We have also entered into a biodiesel sale and purchase agreement with ConAgra Trade Group (“ConAgra”), under which ConAgra will purchase the biodiesel fuel produced and manage the truck, rail and barge transportation logistics for the refinery.

We expect to commission the third 20,000,000 gallon per year production train in late July, although there can be no assurance that commissioning will not be delayed.

The Clinton County, Iowa refinery is fully operational and has a production capacity of 10,000,000 gallons per year.  We designed and built this refinery for a third party and it became operational in August 2006.  In September 2007, we acquired the refinery from the original owners.  We plan capital expenditures currently estimated at approximately $3,500,000 over the next year to enable the refinery to process feedstock with higher free fatty acid content, and we may make additional capital expenditures to improve reliability and operating efficiency. The additional equipment that we intend to add will enable the plant to continue to produce the same superior quality biodiesel but from a much wider range of lower cost feedstocks that include animal-derived fats, oils and greases.

We are also evaluating potential sites for additional refineries.  We have started the engineering process and have purchased and fabricated certain long-lead time process equipment, which are ready to be installed upon completion of site selection, permitting and preparation. The equipment would be the primary equipment for additional capacity of 120,000,000 gallons per year.

We evaluate a number of factors when selecting a site for development of the third and other future refineries, including the terms and conditions of the land purchase or lease, economic incentives provided by the seller or lessor, the nature of legislation or policies in the site’s jurisdiction promoting the production of biodiesel, existing storage, production and distribution infrastructure and availability of feedstock. We have had discussions with third parties regarding the terms for acquisition or lease of future sites and expect that we will likely continue to seek additional sites. No assurances can be given as to if or when these discussions will result in a definitive agreement.  We have recently decided not to build a refinery in Muskogee, Oklahoma at the present time due, in part, to the decision of the State of Oklahoma not to extend the state biodiesel producer tax credit.

Completing One Remaining Biodiesel Plant for A Third Party: 20,000,000 Gallons of Annual Biodiesel Capacity

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

The last such refinery was built in Greenville, Mississippi for Scott Petroleum Corporation. The Scott refinery has a production capacity of 20,000,000 gallons per year and was mechanically complete in October 2007.  We have an agreement with the owner for the right to purchase 50% of the refinery’s production over an initial ten year period at approximately the production cost, excluding plant depreciation. We are required to pay a tolling fee and other costs to secure the right to purchase this production capacity. These tolling fees and costs are expected to approximate $7,350,000, of which $849,000 has been paid and approximately $6,500,000 remains to be paid.

During start-up of the Scott refinery, variable free fatty acid feedstock at a level of 4 to 5% was processed.  Feedstock used was primarily choice white grease with some poultry fat and fish oil.  Biodiesel production was achieved at the refinery’s full rated capacity in February 2008.  In March 2008, one of the hot oil pumps suffered a seal failure during operation, and the resulting hot oil spray briefly ignited until the pump could be shut down and response measures implemented.  The collateral damage was minimal and confined to the hot oil skid unit.  During the downtime, Scott intends to have all three pumps replaced.  Repair efforts have focused on procuring the replacement pumps, and minor repairs and replacement of damaged piping, electrical systems and insulation were also accomplished. The Scott refinery is scheduled to restart in mid-June, subject to timely shipment and receipt of the replacement pumps, motors, baseplates and other equipment.

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

PLAN OF OPERATIONS

Current Plan of Operations

Beginning in September 2007, our operations reflected the costs of starting up or operating the refineries that we own and operate.  Our first revenue from biodiesel and related co-product sales occurred in September 2007 with the acquisition of the Clinton County refinery, which we had previously designed and built for a third party.

Prior to September 2007, our results of operations generally reflect those of a biodiesel refinery engineering and construction company.  The last of three biodiesel refineries originally planned for third parties has run at full capacity and is undergoing repairs due to a mechanical pump failure (see above).

As we implement our main business strategy of building and operating refineries for our own account and entering into business ventures with third parties for a portion of the production of other biodiesel refineries, our results of operations for fiscal year 2008 will reflect more completely the initial revenues and expenses of a biodiesel refiner and marketer. Accordingly, the results of operations and cash flows for periods through October 31, 2007 are not expected to be indicative of the results of operations and cash flows for future periods.

Execution of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for our refining and marketing business. We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating, capital and acquisition purposes for the last half of fiscal year 2008 and fiscal year 2009. As a result, we are in the process of seeking additional debt and equity funding particularly with respect to building additional plants after we complete start-up and initial operations of our Seneca refinery and modifications to our Clinton County refinery.

Plan of Operations for the Last Half of Fiscal Year 2008 and First Half of Fiscal Year 2009

Our plan for growth during fiscal year 2008 depends on our ability to raise capital through debt or equity offerings or to arrange for other financing sufficient to accomplish the following integrated strategy:

•

We must secure additional financing of approximately $20,000,000 to fund additional working capital requirements as the Seneca refinery reaches full production, to cover general and administrative expenses, and to pay operating expenses that we expect to incur before our refining operations at Seneca become profitable. In addition, financing of $50,000,000 to $80,000,000 will be needed to purchase land and begin construction of the next biodiesel refineries that we will operate (see below). The financings may consist of debt, but may also consist of common or preferred equity, project financing or a combination of these financing techniques.

•

We must successfully bring the Seneca refinery through start-up and operational testing as we complete construction of the refinery. Biodiesel produced must meet or exceed the industry’s product specifications and quality standards. In addition, production volume must be taken to the rated capacity.

•

We intend to make capital improvements intended to allow the Clinton County refinery to process lower cost, high free fatty acid feedstocks and potentially to improve reliability and operating efficiency.

•	We must take measures to ensure that the last of three biodiesel refineries that we designed and built for a third party is operational at the contractually required levels of capacity and quality.

•

We intend to continue with the design and construction of two other biodiesel refineries for our own account. We anticipate that a 60,000,000 gallon per year biodiesel refinery built by third party contractors will cost approximately $70,000,000 to $75,000,000 to build, exclusive of any capitalized interest costs, land acquisition costs, the costs of related or ancillary infrastructure and working capital costs. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and potential cost overruns.

•

We intend to arrange additional long-term contracts for the supply of low cost feedstock for our planned future biodiesel refineries, similar to the agreements already reached with Lipid Logistics, LLC for the Seneca and Clinton County refineries. Our technology enables us to use a wide variety of feedstock. Incoming feedstock is typically traded according to American Fats and Oils Association, Inc. rules and National Institute of Oilseed Product rules. In addition, Nova takes in other low cost feedstock from industrial and agricultural sources.

•

We intend to enter into contracts for the sale of the biodiesel fuel produced from our planned future biodiesel refineries, similar to the agreements already reached with ConAgra Trade Group for biodiesel production at the Seneca and Clinton County refineries and for our net production from the Scott facility in Greenville.

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

Plan of Operations for Fiscal Year 2009 and Beyond

As we execute our current plan of operations, we intend to implement a business plan for fiscal year 2009 that includes:

•	Continuing operations at our owned biodiesel refinery in Seneca, Illinois (60,000,000 gallons annual capacity).

•	Achieving economical and efficient operation of the Clinton County, Iowa biodiesel refinery (10,000,000 gallons annual capacity).

•

Seeking out additional opportunities to increase biodiesel refinery production capacity and cash flow through the construction and operation of biodiesel plants for our own account and by working with strategic business partners.

•     Entering into long-term feedstock supply contracts in order to supply our own refineries with the low cost feedstock needed to produce biodiesel.

•     Continuing our efforts to find committed buyers for our biodiesel product, either directly or through a marketing agent such as ConAgra. Our initial buyers consist of diesel blending facilities and wholesale distribution channels for further distribution into fleet and retail biodiesel and biodiesel blend markets. We believe that market, governmental, and environmental incentives will increase the fleet and retail biodiesel and biodiesel blend markets. For example, heavy trucks represent an opportunity for immediate biodiesel sales, either directly to fleet owners or through diesel blending facilities and wholesale distribution channels, due to increased government regulations on emissions, established distribution channels and the lack of U.S. biodiesel production.  In addition, the U.S. armed forces are currently the nation’s single largest consumer of diesel fuel. We believe there is a current opportunity to provide fuel to the military’s existing vehicles, and that there will be future opportunities if new government regulations require that a high percentage of new Department of Defense vehicles use alternative fuel. The U.S. Post Office and other government agencies, such as the National Parks Service, are expected to become large consumers of biodiesel blends in their vehicles. In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

•     Continuing to develop and refine our technology to improve efficiency and reliability of our proprietary process technology. To that end, we intend to expand the number of feedstocks commercially viable for producing biodiesel and may conduct additional research and development activities on our current technology.

•     Seeking qualified, experienced and effective professionals to enhance our management team. Qualified refinery operators, technicians, managers and engineers are in short supply; however, we believe that we will be in a position to offer attractive professional opportunities for these individuals. Each biodiesel refinery is expected to require approximately 30 full-time employees to operate. Consequently, if we are successful in bringing on-line three or more biodiesel refineries in fiscal years 2009 and 2010, we would need to hire approximately sixty to ninety additional full-time employees to operate our facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of April 30, 2008, we had a cash balance of $2,682,000, down from a balance of $26,165,000 at October 31, 2007. Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $23,483,000 net decrease in cash during the six months ended April 30, 2008:

•	Financing activities:

$18,986,000 of net cash provided in financing activities, primarily from fundings under the $41,000,000 senior secured credit facility obtained in December 2007, which is discussed in Note 8 to the Consolidated Financial Statements.

•	Investing activities:

$31,867,000 of net cash used in investing activities, primarily to build our own refineries and fund restricted cash accounts required by certain of our debt agreements. The majority of the construction expenditures relate to the Seneca refinery, which is discussed in Note 4 to the Consolidated Financial Statements. The restricted cash and investment accounts are discussed in Note 6 to the Consolidated Financial Statements.

•	Operating activities:	$10,602,000 of net cash used in operating activities, primarily for operation of the Clinton County refinery and start-up of the Seneca refinery, and to cover general and administrative expenses.

As of April 30, 2008, we had a restricted cash balance of $18,353,000, up from a balance of $11,125,000 at October 31, 2007 which is discussed in a subsequent sub-section and in Note 6 to the Consolidated Financial Statements.

Cash Flows from Financing Activities

Current and Prior Year Activity

In December 2007, we entered into a credit agreement with WestLB AG, New York Branch for a $41,000,000 senior secured credit facility.  The facility includes a $36,000,000 construction loan that will convert to a 60-month term loan upon final completion of the Seneca, Illinois refinery and a $5,000,000 working capital and letter of credit facility.  Through April 30, 2008, we had drawn $22,623,000 of construction loans under this credit facility.  We incurred and paid $2,286,000 of costs associated with this debt.

We repaid our note payable of $2,520,000 to the bank in February 2008 and borrowed $1,189,000 from the bank.  The new debt is secured by a mortgage on the land held by Nova Biofuels Seneca SIP.

Prior Year Activity.  The $46,315,000 of net cash provided by financing activities during the six months ended April 30, 2007 was primarily related to issuing equity securities in a private placement during December 2006 ($43,795,000 of net proceeds) and to the issuance of a promissory note payable to a bank in January 2007 for $2,520,000 for the purchase of land being used for the site of the Seneca refinery.

Planned Activity

The senior secured credit facility obtained in December 2007 is providing debt financing for construction, start-up and operation of Nova Seneca’s 60,000,000 gallon per year biodiesel refinery.  On May 8, 2008, we borrowed an additional $6,257,000 of construction loans, and on May 20, 2008 we borrowed $5,000,000 of working capital loans.  Following these May 2008 borrowings under the credit facility, we have remaining available capacity of $7,120,000 for construction and term loans.

We will need to enter into additional debt and equity financing arrangements to meet our projected financial needs for operations and completing the construction of additional biodiesel refineries that we will own and operate for ourselves. The financing may consist of debt, common or preferred stock, project financing or a combination of these financing techniques.

Additional debt will increase our leverage and interest costs and will likely be secured by certain of our assets (other than the Clinton County refinery). Additional equity or equity-linked financings will likely have a dilutive effect on our existing equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness, and to incur liens on the refineries of such project subsidiaries.

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

Cash Flows from Investing Activities

Current and Prior Year Activity

During the six months ended April 30, 2008, we spent an additional $24,560,000 for equipment and construction costs at our plant sites, primarily for the Seneca refinery.  Included in this amount was $214,000 that we paid for new construction at the Clinton County refinery.

During the six months ended April 30, 2008, we deposited cash into restricted cash and investment accounts in accordance with requirements of certain of our debt agreements.  We deposited $5,000,000 in an escrow account with WestLB as security for any construction cost overruns at the Seneca refinery.  We also deposited $5,000,000 with Chicago

Title and Trust Company as security for possible construction liens against our Seneca refinery.  The semi-annual interest payment on our convertible notes of $2,796,000 was paid from the restricted cash account, established upon issuance of the notes, to pay interest on the notes through September 2009.  At April 30, 2008, our restricted cash and investments were $18,353,000.

Prior Year Activity.  The $16,168,000 of net cash used in investing activities during the six months ended April 30, 2007 was primarily related to the acquisition of 54 acres of land for our Seneca refinery ($3,650,000) and initial construction expenditures, primarily for the Seneca refinery ($12,498,000).

Planned Activity

On May 27, 2008, Chicago Title and Trust Company (“Chicago Title”) released $4,011,000, or approximately 80% of our restricted cash and investments held by Chicago Title, as security for possible construction liens against our Seneca refinery.

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

The first project in Seneca, Illinois began construction in April 2007 and all three projects have estimated completion dates during fiscal year 2008 through fiscal year 2009. At April 30, 2008, we had recorded cumulative construction expenditures of $80,100,000. In addition, we are committed to approximately $3,223,000 of costs through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be delivered after April 30, 2008.  Continued construction of our second and third refineries will depend on finalization of site selection and is subject to securing additional financing.

During the remainder of fiscal year 2008, we expect to make additional capital expenditures of approximately $9,800,000, excluding capitalized interest, for the Seneca and Clinton County refineries, and to meet our commitment to purchase production capacity rights relating to the Scott refinery. This amount includes the contractual obligations at April 30, 2008 discussed above for plants being built for our own use. Most of the expenditures will relate to our Seneca refinery, which is scheduled to reach the final completion milestone in late summer 2008.

The Clinton County refinery already produces biodiesel of a much higher quality than biodiesel produced from traditional, water-intensive processes used by most other biodiesel producers who primarily rely on high-cost vegetable-based oils. We plan capital expenditures currently estimated at approximately $3,500,000 over the next year to enable the refinery to process feedstock with higher free fatty acid content. The additional equipment that we intend to add will enable the plant to continue to produce the same superior quality biodiesel but from a much wider range of lower cost feedstocks that include animal-derived fats, oils and greases.  We may also make additional capital expenditures to improve reliability and operating efficiency of the refinery.

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

Cash Flows from Operating Activities

Current and Prior Year Activity

During the six months ended April 30, 2008, cash used in operations was $10,602,000.  The primary use of cash was to support refinery operations at Clinton County, for the start-up of the Seneca refinery and to pay for most of the remaining construction costs for the refinery being built for Scott Petroleum.  Cash used for general corporate purposes was approximately $5,100,000 for the period.

Biodiesel and related co-product sales at Clinton County began on September 1, 2007 following acquisition of the refinery.  Average monthly sales at Clinton County have been $1,047,000 during the six months ended April 30, 2008.  During this period, cost of sales has exceeded revenue, with monthly cost of sales averaging $1,439,000.

Revenue from the Seneca refinery began in April 2008 during start-up and operational testing of the refinery.  Cost of sales exceeded revenues by $829,000.  Selling, general and administrative expenses at Seneca were $990,000 during the six months ended April 30, 2008.

Prior Year Activity.  Cash used in operations during six months ended April 30, 2007 was $11,797,000.  The primary net use of cash in operations was completing construction of refineries for third parties.  Cash used for general corporate purposes was approximately $3,200,000 for the period.

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

All three production trains at the Seneca refinery are expected to be operational at the full rated capacity of the refinery by late summer 2008.  We anticipate gradually changing the mix of feedstock to incorporate more lower cost, higher free fatty acid content feedstocks.  This should improve the operating margin at the Seneca refinery.

Cash requirements for general corporate purposes are expected to be approximately $1,000,000 per month for the remainder of the fiscal year.

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for our own use, construction commitments for plants being built for third parties, repayment of amounts borrowed through our convertible notes, credit facility and other notes payable, payments for production capacity rights, and obligations under our operating lease agreements.

Contractual obligations at April 30, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Construction commitments for plants being built for:
Our own use	$3,223,000	$—	$—	$—	$3,223,000
Third party	2,011,000	—	—	—	2,011,000
Convertible senior secured notes	—	—	55,000,000	—	55,000,000
Senior secured credit facility- construction loans	—	—	—	22,623,000	22,623,000
Other notes payable	98,000	289,000	1,112,000	—	1,499,000
Payments for production capacity rights	3,833,000	2,667,000	—	—	6,500,000
Operating lease obligations	704,000	1,357,000	924,000	—	2,985,000
	$9,869,000	$4,313,000	$57,036,000	$22,623,000	$93,841,000

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

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three Months Ended April 30, 2008 and 2007

Revenue for biodiesel and related co-product sales is recognized when the products are shipped or delivered and the title and risk of loss passes to the customer.  Biodiesel and related co-product revenues were $6,855,000 and costs of these sales were $9,025,000 during the three months ended April 30, 2008.  Revenue was generated throughout the period at the

Clinton County refinery and began at the Seneca refinery in April 2008 as the start-up and operational testing began for its first production train.

Contracting revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  There were no additional contracting revenues or contracting expenses recorded during the three months ended April 30, 2008.  We earned contracting revenues of $7,914,000 during the three months ended April 30, 2007 and incurred contracting expenses on contracts in progress of $11,250,000 for the same period.  Contracting expenses for the 2007 period include a provision for estimated contract losses of $3,336,000.  We have shifted our business plan to building refineries for our own account and away from building refineries for third parties.

We incurred selling, general and administrative expenses of $4,060,000 during the three months ended April 30, 2008.  Included in this amount are non-cash, share-based compensation expense of $1,983,000 for options granted to certain key employees.  We incurred selling, general and administrative expenses of $3,971,000 during the three months ended April 30, 2007. Included in this amount are non-cash, share-based compensation expense of $2,091,000 for options granted to certain key employees and $84,000 for options granted to certain key consultants.

Interest and other income was $155,000 during the three months ended April 30, 2008. We earned interest primarily on the unspent proceeds from the sale of our convertible senior secured notes in September 2007 and from investments held in restricted cash accounts. There was $626,000 of interest and other income during the three months ended April 30, 2007.  We earned this interest primarily on the unspent proceeds from the sale of our equity securities in a private placement in December 2006.

Interest costs during the three months ended April 30, 2008 were $1,710,000, of which $1,295,000 was capitalized as a cost of constructing our refinery in Seneca. Interest costs were $52,000 during the three months ended April 30, 2007, all of which were capitalized during the period.

The net loss for the three months ended April 30, 2008 was $6,413,000 or $0.06 per common share. The net loss for the three months ended April 30, 2007 was $6,683,000 or $0.06 per common share.

Consolidated Results of Operations for the Six Months Ended April 30, 2008 and 2007

Biodiesel and related co-product revenues were $8,780,000 and costs of these sales were $12,044,000 during the six months ended April 30, 2008.  This produced a gross margin loss of $3,264,000 during the period.  There were no biodiesel sales during the six months ended April 30, 2007 as sales first began in September 2007 with the acquisition of the Clinton County refinery.

There were no contracting revenues or contracting expenses during the six months ended April 30, 2008 because of the shift in our business to building refineries for our own account.  We earned contracting revenues of $16,122,000 during the six months ended April 30, 2007 and incurred contracting expenses on contracts in progress of $19,458,000 for the same period.

We incurred selling, general and administrative expenses of $8,685,000 during the six months ended April 30, 2008.  Included in this amount is non-cash, share-based compensation expense of $3,633,000 for options granted to certain key employees.  We incurred selling, general and administrative expenses of $7,862,000 during the six months ended April 30, 2007.  Included in this amount are non-cash, share-based compensation expense of $4,485,000 for options granted to certain key employees and $148,000 for options granted to certain key consultants.

Interest and other income was $513,000 during the six months ended April 30, 2008 and $1,092,000 during the six months ended April 30, 2007. The higher amount in 2007 primarily resulted from earnings on unspent proceeds from the sale of our equity securities in December 2006.

Interest costs during the six months ended April 30, 2008 were $3,650,000, of which $2,980,000 was capitalized as a cost of constructing our refineries.  Interest costs were $69,000 during the six months ended April 30, 2007, of which were capitalized during the period.

The net loss for the six months ended April 30, 2008 was $11,714,000 or $0.11 per common share.  The net loss for the six months ended April 30, 2007 was $10,129,000 or $0.10 per common share.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.  Prices we are able to obtain for the biodiesel fuel that we produce and sell, and its co-product glycerin, fluctuate primarily based on the price for petroleum-based diesel fuel and other energy commodities.  We currently sell our biodiesel production at spot market rates.  Our strategy has been to sell biodiesel as it is produced and not to hold significant inventory levels of biodiesel fuel.

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

We have not entered into futures contracts or other hedging arrangements to manage commodity price risk for biodiesel fuel sales or the feedstock inputs as of April 30, 2008.  We may use derivative instruments in the future to hedge commodity price fluctuations and reduce price volatility risk on biodiesel sales and feedstock prices.

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our system of internal controls over financial reporting during the quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our current operating cash flow depends on our ability to timely and economically complete, commission and operate our Seneca biodiesel refinery and the Greenville biodiesel refinery for which we are entitled to purchase 50% of the production. Start-up operations require significant amounts of capital to procure feedstock before yield levels are reduced to the point where the refinery can be operated profitably from biodiesel revenues.  If our biodiesel refining operations are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback. Prolonged problems may threaten the commercial viability of these refineries. Moreover, the occurrence of significant unforeseen conditions or events in connection with these refineries may require us to reexamine the thoroughness of our due diligence and planning processes. Any change to our business model or management’s evaluation of the viability of these projects may adversely affect our business.

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

Our results are substantially dependent on many different commodity prices, especially prices for biodiesel, petroleum diesel, feedstock and materials used in the construction of our refineries.  Recently, prices for all varieties of feedstock have risen to near record levels and are approximately twice the level from when construction began on our refineries.  While market prices for biodiesel have also risen, the increase in market prices for biodiesel has not kept pace with the increase in feedstock prices.  As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

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

                We expect that current capital and other existing resources will be sufficient to provide only a limited amount of capital to build and operate our refineries. The revenues generated from designing and building biodiesel refineries for third parties were insufficient to cover the anticipated final costs of construction and the proceeds from our most recently completed private placements of securities are not sufficient to fund operations and planned growth of owning and operating our own refineries. We will require additional capital to continue to expand our business beyond the initial phase. Limitations on the anti-dilution adjustments of our outstanding convertible notes implemented to comply with the American Stock Exchange listing rules, and related covenants, significantly constrain the amount of equity capital we can raise until such time as we can obtain stockholder approval to remove such anti-dilution adjustment limitations.  There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

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

We will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely, and these are likely to be dilutive to the existing shareholders as we issue additional shares of common stock to investors in future financing transactions and as these financings trigger anti-dilution adjustments in existing equity-linked securities.  Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel industry, the fact that we are a new enterprise without a proven operating history, the location of our biodiesel refineries in the United States instead of Europe or other regions where biodiesel is more widely accepted, and the price of biodiesel and oil on the commodities market. Furthermore, if petroleum or biodiesel prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

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

As of June 2, 2008, we had approximately 85 full-time equivalent employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel. We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions. Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market and other conditions. No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our business.

Our long-term business plan focuses on designing, building and operating biodiesel refineries for our own account. Although we were able to successfully enter into agreements to purchase land in Seneca, Illinois, our ability to acquire quality properties in the future is uncertain and we may be required to delay construction of our facilities, which may create unanticipated costs and delays. In the event that we are not successful in identifying and obtaining development rights on suitable properties for building and operating biodiesel refineries, our future prospects for profitability will likely be substantially limited, and our financial condition and resulting operations may be adversely affected.

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

In addition, approximately thirty-one states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. For example, Illinois exempts biodiesel blends of B10 and higher from its state sales tax.  These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel production may have a material and adverse effect on our results of operations and financial condition.  For example, unless and until the federal biodiesel excise tax incentive is extended past December 31, 2009, 100% of the cash flow of our Seneca refinery will be swept into an escrow account to secure repayment of the project financing loan and will not be available for distribution to our parent company.

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

The pour point for a fuel is the temperature at which the flow of the fuel substantially stops. A lower pour point means the fuel will flow more readily in cold weather. The pour points for No. 2 diesel and No. 1 diesel, which are used extensively for automotive transportation, are approximately –17°F and –45°F, respectively. In contrast, the pour points of soybean-based, yellow grease-based and animal tallow-based pure biodiesel, or B100, are approximately 32°F, 37°F and 64°F, respectively. However, in testing conducted in 2005 by the Biodiesel Cold Flow Consortium established by the National Biodiesel Board, the pour points of soybean-based, yellow grease-based and animal tallow-based 2% blended biodiesel, or B2, were approximately –17°F each, the same pour point as No. 2 diesel. We believe that B5 and B20 blends would produce similar results. Therefore, we believe that most biodiesel produced in the U.S. will need to be a blended product to provide an acceptable pour point in cold weather.

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

Our success will depend in part on our ability to maintain or obtain and enforce patent and other intellectual property protection for our technologies, to preserve our trade secrets and to operate without infringing upon the proprietary rights of third parties. We have obtained or developed rights to patents and patent applications in the United States and internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology. Significant aspects of our technology are currently protected as trade secrets, for which we intend to file patent applications when appropriate. The description of the processes currently protected as trade secrets is likely to be published at some point in the patent application process with no assurance that the related patents will be issued. Further, certain confidentiality agreements may expire prior to the issuance of the relevant patent. There can be no assurance that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage. We cannot be certain that the creators of our technology were the first inventors of inventions covered by our patents and patent applications or that they were the first to file. Accordingly, there can be no assurance that our patents will be valid or will afford us with protection against competitors with similar technology.

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

Competition may impair our success.

We face competition from other producers of biodiesel with respect to the procurement of feedstock, obtaining suitable properties for the construction of biodiesel refineries and selling biodiesel and related products. Such competition could intensify, thus driving up the cost of feedstock and driving down the price for our products. Competition will likely increase as the commodities market prices of hydrocarbon-based energy, including petroleum and biodiesel, rise as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition.

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

The American Society of Testing and Materials, or ASTM, is the recognized standard-setting body for fuels and additives in the United States. ASTM’s specification for biodiesel as a blend stock, D6751, has been adopted by the EPA, and compliance with such specification is required in order for our biodiesel to qualify as a legal motor fuel for sale and distribution. In Europe, the biodiesel standard is EN 14214, which has been modified to a more stringent standard in Germany. ASTM and the European standard-setting bodies have modified the biodiesel specifications in the past, and are expected to continue to modify specifications in the future as the use of biodiesel expands. There is no guarantee that our production facilities will be able to produce ASTM-compliant biodiesel in the event of changes to the specifications. We may need to invest significant capital resources to upgrade or modify our production facilities, which might cause delays in construction or stoppages of production and the resultant loss of revenue, or which might not be economically feasible at all.

Any modifications to our production facilities or to the biodiesel specification set by ASTM or other specification with which we attempt to comply may entail increased construction or production costs or reduced production capacity. These consequences could result in a negative impact on our financial performance.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 will require us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting, provide a report on our assessment and obtain a report by our independent auditors addressing our assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting and financial resources.

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

There can be no assurance that we will be able economically operate the Clinton County refinery or to implement capital improvement projects necessary to achieve profitability.

In evaluating the terms of the acquisition of the Clinton County refinery, we made certain assumptions concerning future operations and future capital improvement projects. A principal assumption was that the acquisition will produce operating results better than those historically experienced and that we could implement capital improvements to achieve profitability. There can be no assurance, however, that this assumption is correct or that the business of the Clinton County refinery will be economically operated or that we can implement capital improvement projects necessary to use high free fatty acid feedstocks or to enhance reliability and operating efficiency.

The gross margins our biodiesel refineries are and will be principally dependent on the spread between feedstock prices and biodiesel prices. If the cost of feedstock increases and the cost of biodiesel does not similarly increase or if the cost of biodiesel decreases and the cost of feedstock does not similarly decrease, our margins will decrease, and our results of operations will be adversely affected.

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

The gross margins of our refineries depend on the spread between biodiesel and feedstock prices. At present, our Clinton County refinery cannot process lower cost, high free fatty acid feedstocks. Until we are able to make capital improvements to the Clinton County refinery to fully allow use of less expensive feedstocks, the Clinton County refinery will be limited to soybean oil and other low free fatty acid feedstocks. The spread between biodiesel prices and soybean oil prices has narrowed significantly in recent periods. Soybean oil, which has been the principal feedstock of the Clinton County refinery, does not have a direct price relationships to the price of biodiesel. The price of soybean oil is influenced by general economic, market and regulatory factors and has been at record high levels recently. Any conditions that negatively impact the supply of soybean oil, such as decreased soybean acres planted by farmers, severe weather or crop disease, or factors that increase demand for soybean oil, such as increasing biodiesel production or changes in governmental policies or subsidies, will tend to increase feedstock prices.

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

Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisition of the Clinton County refinery is structured as an asset purchase in which we effectively assumed all of the liabilities of the plant from and after the closing date, including liabilities that may be unknown. Such unknown obligations and liabilities, should they arise, could harm our financial condition and operating results.

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

In addition to the limited trading market, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, many of which are beyond our control, including:

•

dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies, and the further dilution caused by anti-dilution adjustments made to our outstanding equity-linked securities as a result of such issuances;

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

•

significant sales of our common stock, including sales by shareholders holding shares of common stock issued in the share exchange and future investors in future offerings from which we expect to raise additional capital as well as short sales and other hedging transactions facilitated by the securities loan agreement described in Note 8 to our Consolidated Financial Statements, which was implemented to facilitate the offering and sale of our convertible notes.

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

As of June 2, 2008, 110,047,996 shares of our common stock were outstanding. Of the shares outstanding as of such date, approximately 46,722,000 shares were “restricted securities” and were not eligible for trading without compliance with Rule 144 of the Securities Act. On April 3, 2007, substantially all such shares had satisfied the initial holding period of Rule 144. As a result, the “restricted securities” are eligible for trading.   No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock. If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline. The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants, options and convertible notes may be available for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock. As of April 30, 2008, we had options, warrants and convertible notes outstanding that may be exercised or converted at various times to acquire 38,514,013 shares, or approximately 25.9%, of our common stock on a fully diluted basis. The future sale of these shares may adversely affect the market price of our common stock. Shares issued upon exercise of our outstanding options, warrants and convertible notes will also cause immediate and potentially substantial dilution to our existing shareholders. In addition, as long as these options, warrants and convertible notes remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

Our existing shareholders can exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

As of April 30, 2008, Kenneth T. Hern, our Chairman and Chief Executive Officer, and J.D. McGraw, our Vice Chairman, each own approximately 12.7% of our outstanding common stock. As a result, these shareholders, acting individually or together, could exert significant influence over substantially all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these shareholders. The interests of these shareholders may not always coincide with our interests as a company or the interest of other shareholders. Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

We are a holding company and there may be limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. Our subsidiaries may not have funds legally available for dividends or distributions and we may enter into credit or other agreements that would contractually restrict our subsidiaries from paying dividends, making distributions or making intracompany loans to our parent company or to any other subsidiary.  In particular, our credit agreement for the Seneca refinery sweeps a significant portion of its cash flow—100% of its cash flow unless and until the federal biodiesel excise tax credit is extended past December 31, 2009—into an escrow account until repayment of the loan.  These limitations may adversely affect our ability to finance construction of other biodiesel refineries from operating cash flow, to pay corporate overhead or to pay dividends to stockholders.

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

Certain non-U.S. holders of our common stock may be eligible for an exception to the general rule described above if our common stock is regularly traded on an established securities market during the calendar year in which the sale or disposition occurs and the non-U.S. holder holds no more than 5% of our outstanding common stock, directly or indirectly, during the relevant period, or the “5% exception.” If we are a United States real property holding corporation during the relevant time period, and the 5% exception does not apply, the purchaser or other transferee of our common stock will generally be required to withhold tax at the rate of 10% on the sales price or other amount realized, unless the transferor furnishes an affidavit certifying that it is not a foreign person in the manner and form specified in the applicable U.S. Treasury regulations.

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

As of June 2, 2008, we had approximately $90,374,000 in total long-term debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility.

We face several risks relating to our need to complete additional financings in the future.  We must secure additional financing for the additional biodiesel refineries at a level likely to be higher than that for our Seneca refinery. We anticipate that a 60,000,000 gallon per year biodiesel refinery built by third party contractors will cost approximately $70,000,000 to $75,000,000 to build, exclusive of any capitalized interest costs, land acquisition costs, the costs of related or ancillary infrastructure and working capital costs. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost overruns. The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques. Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders and may trigger anti-dilution adjustments under our outstanding equity-linked securities.  It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

If our cash flow proves inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing and future debt on terms unfavorable to us.

Our ability to make payments on and refinance our debt, and to fund our operations and capital expenditures will depend on our ability to generate substantial operating cash flow. If our future cash flows prove inadequate to meet our future debt service obligations, we may be required to refinance all or a portion of our existing or future debt, to sell assets or to obtain additional financing. We cannot assure you that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all. If we raise additional equity or equity-related securities in the future, it may be dilutive to holders of our common stock.

Future sales of shares of our common stock or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock, the value of our debt securities and our ability to raise funds in new equity offerings.

We may issue additional common stock, preferred stock or securities convertible into or exchangeable for common stock. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and the value of our debt securities and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock or the value of our debt securities.

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

The effect of the lending of our shares of common stock pursuant to a share lending agreement, including sales of our common stock in short sale transactions, may lower the market price of our common stock.

As described in Note 8 to our Consolidated Financial Statements, two stockholders entered into a securities loan agreement to facilitate the offering and sale of our convertible notes.  We expect that these shares are being used to facilitate transactions by which investors in our convertible notes may hedge their interests in the convertible notes. The effect of these transactions could have a negative effect on the market price of our common stock. The market price of our common stock also could be negatively affected by short sales or other derivative trades of our common stock by the purchasers of the convertible notes to hedge their investment in the convertible notes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fiscal quarter ended April 30, 2008.

Item 5.  Other Information.

Board Nomination

There have been no material changes to the procedure by which a stockholder may recommend nominees to our Board of Directors during the fiscal quarter ended April 30, 2008.

Item 6.  Exhibits.

Exhibit No	Description

3.1

Amended and Restated Articles of Incorporation of Nova Biosource Fuels, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

3.2

Bylaws of Nova Biosource Fuels, Inc. (composite as amended as of February 3, 2008) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 and filed with the SEC on February 8, 2008).

4.1	See Exhibits 3.1 and 3.2.

4.2*

Supplemental Indenture, dated as of March 27, 2008, to the Indenture, dated as of September 28, 2007, among the Company, the Guarantors set forth therein, Nova Holding Seneca LLC, a wholly-owned subsidiary of the Company, and the Bank of New York Trust Company, N.A., a national banking association, as trustee (including the note and guarantee attached thereto).

10.1*

First Amendment to Credit Agreement, dated as of February 22, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank.

10.2*

Second Amendment to Credit Agreement, dated as of April 17, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this report

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.

Date: June 9, 2008	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2008	/s/ Jay Fillman
Jay Fillman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

3.1

Amended and Restated Articles of Incorporation of Nova Biosource Fuels, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

3.2

Bylaws of Nova Biosource Fuels, Inc. (composite as amended as of February 3, 2008) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 and filed with the SEC on February 8, 2008).

4.1	See Exhibits 3.1 and 3.2.

4.2*

Supplemental Indenture, dated as of March 27, 2008, to the Indenture, dated as of September 28, 2007, among the Company, the Guarantors set forth therein, Nova Holding Seneca LLC, a wholly-owned subsidiary of the Company, and the Bank of New York Trust Company, N.A., a national banking association, as trustee (including the note and guarantee attached thereto).

10.1*

First Amendment to Credit Agreement, dated February 22, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank.

10.2*

Second Amendment to Credit Agreement, dated as of April 17, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this report