Form 10-Q
period 2008-07-31
NOVA BIOSOURCE FUELS, INC.
filed 2008-09-15
CIK 1137469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-32531

NOVA BIOSOURCE FUELS, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2028450
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 North Post Oak Lane, Suite 422, Houston, Texas 77024

(Address of principal executive offices) (Zip Code)

(713) 869-6682

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 31, 2008
Common stock, $0.001 par value	110,047,966

Nova Biosource Fuels, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2008

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	July 31, 2008	October 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$2,016,000	$26,165,000
Accounts receivable	5,593,000	4,578,000
Inventories	9,401,000	659,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,500,000
Prepaid expenses and other current assets	616,000	354,000
Total current assets	17,626,000	34,256,000
Property and Equipment
Land	3,784,000	3,784,000
Plant and equipment, net of accumulated depreciation of $1,966,000 and $496,000, respectively	79,525,000	11,262,000
Assets being developed for our own use	11,384,000	55,119,000
Total property, plant and equipment	94,693,000	70,165,000
Intangible assets
Patent, net of accumulated amortization of $26,000 and $18,000, respectively	221,000	232,000
Intellectual property and propietary technology	4,945,000	4,945,000
Purchased production capacity rights	3,346,000	846,000
Total intangible assets	8,512,000	6,023,000
Other Assets
Restricted cash and investments	15,889,000	11,125,000
Deferred debt issuance costs, net	5,512,000	3,975,000
Total other assets	21,401,000	15,100,000

Total Assets	$142,232,000	$125,544,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	4,714,000	7,442,000
Accrued expenses	3,229,000	9,864,000
Current portion of long-term debt	98,000	72,000
Total current liabilities	8,041,000	17,378,000
Long-Term Debt, less current maturities	96,450,000	57,778,000
Total liabilities	104,491,000	75,156,000
Minority interest	3,661,000	3,980,000
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 110,199,966 shares issued	110,000	110,000
Additional paid-in capital	98,678,000	94,653,000
Accumulated deficit	(64,284,000)	(47,931,000)
Treasury stock, 152,000 shares	(424,000)	(424,000)
Total stockholders’ equity	34,080,000	46,408,000

Total Liabilities and Stockholders’ Equity	$142,232,000	$125,544,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statement of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Revenues:
Biodiesel and related co-product sales	$25,538,000	$—	$34,318,000	$—
Contracting revenues	2,185,000	5,637,000	2,185,000	21,759,000
Total revenues	27,723,000	5,637,000	36,503,000	21,759,000
Costs and expenses:
Cost of biodiesel and related co-product sales	26,060,000	—	38,104,000	—
Contracting expenses	—	7,617,000	—	27,075,000
Selling, general and administrative	4,385,000	3,584,000	13,070,000	11,446,000
Total costs and expense	30,445,000	11,201,000	51,174,000	38,521,000
Loss from operations	(2,722,000)	(5,564,000)	(14,671,000)	(16,762,000)
Other income (expense):
Interest and other income	64,000	384,000	577,000	1,476,000
Interest expense	(2,164,000)	—	(2,578,000)	(17,000)
Minority interest in loss (earnings) of subsidiary	183,000	—	319,000	(6,000)
Net Loss	$(4,639,000)	$(5,180,000)	$(16,353,000)	$(15,309,000)

Basic and diluted net loss per share	(0.04)	(0.05)	(0.15)	(0.15)
Weighted-average number of shares outstanding	110,199,966	110,049,962	110,199,966	105,377,430

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	July 31, 2008	July 31, 2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(16,353,000)	$(15,309,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,821,000	104,000
Minority interest in (loss) earnings of subsidiary	(319,000)	6,000
Share-based compensation for employees and directors	4,025,000	6,175,000
Share-based compensation for consultants and agents	—	148,000
Decrease in estimated losses on construction contracts	(1,545,000)	—
Changes in assets and liabilities
Accounts receivable	(1,015,000)	(33,000)
Inventories	(8,742,000)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	—	(5,616,000)
Prepaid expenses and other current assets	(262,000)	(426,000)
Accounts payable	(3,632,000)	86,000
Accrued expenses	480,000	4,964,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(11,941,000)
Net cash used in operating activities	(25,542,000)	(21,842,000)

Cash Flows from Investing Activities
Purchase of land	—	(3,650,000)
Assets being developed for our own use	(30,176,000)	(25,628,000)
Purchases of property and equipment	(79,000)	(117,000)
Change in restricted cash and investments	(4,764,000)	0
Net cash used in investing activities	(35,019,000)	(29,395,000)

Cash Flows from Financing Activities
Proceeds from private placement of stock	—	47,000,000
Costs associated with sale of stock	—	(3,205,000)
Payments of long-term debt	(2,540,000)	—
Proceeds from issuance of debt	41,238,000	2,520,000
Costs associated with issuance of debt	(2,286,000)	—
Net cash provided by financing activities	36,412,000	46,315,000

Net Increase (Decrease) in Cash and Equivalents	(24,149,000)	(4,922,000)

Cash and Equivalents – Beginning of Period	26,165,000	21,826,000

Cash and Equivalents – End of Period	$2,016,000	$16,904,000

Supplemental Cash Flow Information
Cash paid for interest (net of amount capitalized)	$2,697,000	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Amortization of debt issuance costs added to plant and equipment	$273,000	$—
Purchase of production capacity rights in exchange for project underbilling	$2,500,000	$846,000
Reclassification of construction in progress to property and equipment	$69,749,000	$—
Purchase of assets being developed for our own use in exchange for current liability	$1,134,000

See accompanying notes to consolidated financial statements.

Nova Biosource Fuels, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Nova Biosource Fuels, Inc. (“Nova”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Nova’s Annual Report on Form 10-KSB for the year ended October 31, 2007.

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

NOTE 2 - ORGANIZATION, NATURE OF OPERATIONS AND PLAN OF OPERATIONS

Nova is an energy company in the business of refining and marketing renewable diesel fuel products and related co-products.  Nova has developed technology for the production of biodiesel fuel from animal and vegetable fats, oils and greases.  It also designs and constructs facilities for the production of biodiesel fuels.

Nova’s primary efforts have been focused on the construction and operations of its own biodiesel refineries.  Initially, Nova was in the business of designing and building biodiesel refineries for third parties while it transitioned to its intended purpose.  At July 31, 2008, Nova had completed the construction of three biodiesel refineries planned for third parties (see Note 7), had completed construction of one biodiesel refinery for its own use and was in the process of building two other biodiesel refineries for its own use (see Note 4).  All of Nova’s refineries will use its proprietary, patented process technology, which enables the use of a broad range of lower cost feedstocks.

Current Plan of Operations & Ability to Operate as a Going Concern

Execution of Nova’s business plan for the next twelve months requires the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for the refining and marketing business.  Nova currently does not have sufficient cash reserves to meet all of its anticipated expenditure obligations for operating and capital purposes for the remainder of fiscal year 2008.  As a result, Nova is in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for operation of its Seneca refinery at full capacity, modifications and operations of its Clinton County refinery and corporate overhead.

Nova must secure additional financing of approximately $20,000,000 to fund additional working capital requirements as the Seneca refinery reaches full production and the offtake arrangement from the Scott refinery becomes profitable, to cover general and administrative expenses, and to pay operating expenses that are expected to be incurred before the refining operations at Seneca become profitable.  The additional capital may be provided by common or preferred equity or equity-linked securities, debt, project financing, joint venture projects, a strategic business combination, particularly with a strategic partner with access to low-cost feedstocks such as corn oil extracted from dried distillers grains, or a combination of these.

Nova must successfully bring the Seneca refinery through demonstration of final completion standards to the satisfaction of the project lender.  Biodiesel produced must meet or exceed the industry’s product specifications and quality standards.  In addition, production volume must be taken to the rated capacity.  Nova intends to make capital improvements intended to allow the Clinton County refinery to process lower cost, high free fatty acid feedstocks and potentially to improve reliability and operating efficiency.

If Nova is unable to accomplish the objectives noted above with respect to entering into additional financing arrangements and potentially identifying a strategic partner, this may limit Nova’s ability to continue to operate as a going concern. No adjustments have been made to these financial statements based upon any potential lack of ability to continue to operate as a going concern.

There has been a recent deterioration in the debt and equity capital markets for alternative energy companies.  Accordingly, there can be no assurance that Nova will be successful in raising additional capital in fiscal year 2008.  Any such funds will supplement cash generated from operations at the Seneca refinery and from its offtake arrangement from the Scott refinery.

NOTE 3 - INVENTORIES

Inventories are as follows:

	July 31, 2008	October 31, 2007
Raw materials (feedstock and chemicals)	$6,649,000	$415,000
Work in process	266,000	37,000
Spare parts	92,000	—
Finished goods (biodiesel and related co-products)	2,394,000	207,000
Total inventories	$9,401,000	$659,000

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are as follows:

	July 31, 2008	October 31, 2007
Land	$3,784,000	$3,784,000
Land improvements	5,844,000
Plant and equipment:
Plant process equipment	68,029,000	8,588,000
Building and improvements	5,966,000	1,479,000
Tank farm	1,257,000	1,257,000
Lab equipment	191,000	191,000
Office equipment, furniture and fixtures	89,000	120,000
Computer equipment and software	115,000	123,000
	85,275,000	15,542,000
Less accumulated depreciation	(1,966,000)	(496,000)
	83,309,000	15,046,000
Assets being developed for our own use	11,384,000	55,119,000
Net property, plant and equipment	$94,693,000	$70,165,000

Depreciation expense during the three months ended July 31, 2008 and 2007 was $743,000 and $30,000, respectively, and during the nine months ended July 31, 2008 and 2007 was $1,482,000 and $91,000, respectively.

Interest capitalized on assets being developed for our own use during the three months ended July 31, 2008 and 2007 was $0 and $55,000, respectively, and during the nine months ended July 31, 2008 and 2007 was $2,652,000 and $72,000, respectively.

Assets Being Developed for Our Own Use

Assets being developed for our own use consist of two biodiesel refineries.  Construction of the two refineries will continue through fiscal year 2009, subject to available financing.

Total estimated costs to be incurred for construction of the two refineries are between $170,000,000 and $190,000,000.  At July 31, 2008, construction expenditures of $11,384,000 have been recognized and, in addition, approximately $361,000 was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after July 31, 2008.  In May 2008, the Company placed the Seneca plant into service and began depreciating the plant at that time.  The Company reclassified approximately $69,749,000 from construction in progress to the various long-lived assets.  Depreciation is computed using the straight-line method of accounting over the estimated useful lives of 5- 40 years.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets are as follows:

	July 31, 2008	October 31, 2007
Amortizable intangible assets:
Patent	$250,000	$250,000
Purchased production capacity rights	3,346,000	846,000
Less accumulated amortization of patent	(29,000)	(18,000)
Net amortizable intangible assets	3,567,000	1,078,000
Indefinite lived intangible asset-intellectual property and proprietary technology	4,945,000	4,945,000
Net intangible assets	$8,512,000	$6,023,000

Amortization expense for intangible assets subject to amortization during the three months ended July 31, 2008 and 2007 was $3,000 and $5,000, respectively, and during the nine months ended July 31, 2008 and 2007 was $11,000 and $12,000,  respectively.

Intellectual Property and Proprietary Technology

Intangible assets acquired in connection with the acquisition of the assets of Biosource Fuels, LLC in February 2006 relate to the processes developed by Biosource Fuels, LLC with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases.  The value of intellectual property and proprietary technology and the life of the intangible asset depend on factors such as the cost of different sources of energy, the costs of feedstocks and other processing costs for the subject technology, as well as other economic factors.  Management has made an assessment of these factors and determined that this intangible asset has an indefinite life.

Patents

In April 2006, Nova acquired patents closely related to its technologies for the synthesis of biodiesel and other biofuels for $250,000.

Purchased Production Capacity Rights

In March 2007, Nova entered into a biofuel tolling and off-take agreement with Scott Petroleum Corporation (“Scott”).  Under the agreement, Nova has agreed to purchase and Scott has agreed to sell 50% of the production of Scott’s biodiesel refinery in Greenville, Mississippi at approximately the production cost, excluding plant depreciation.  The annual production capacity of the plant is 20,000,000 gallons and Nova’s right to 50% of the production equals 10,000,000 gallons annually.  The agreement has a ten year term that will begin on the first date on which the refinery begins producing sufficient volumes of biodiesel and glycerin to sell in commercial quantities.   In August 2008, Scott met the production requirements in order for the term of the agreement to commence.  Nova will be entitled to any tax credits available for blending biodiesel and for selling the products that it purchases pursuant to the agreement.

Nova is required to pay a tolling fee and other costs to secure the right to purchase this production capacity.  Nova will have no ownership in the plant’s fixed assets or responsibilities for any of the plant’s liabilities, and will have no ownership interest in the production company.  Nova’s costs related to the tolling agreement are expected to approximate $9,735,000, of which $3,346,000 has been paid and $6,389,000 will be payable over time in connection with the off-take of production.  Payments under the tolling fee agreement made after production begins will also include an interest charge of 7% per annum for the unpaid portion of costs payable over time.

Purchased production capacity rights will be amortized using the straight-line method over the shorter of the estimated useful life or legal term of the off-take agreement after commercial production begins.  These rights will be reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired.

NOTE 6 – RESTRICTED CASH AND INVESTMENTS

In accordance with requirements of certain debt agreements, cash has been placed in restricted cash and investment accounts.  Amounts are generally invested in short-term government backed investments and money market funds.

Restricted cash and investments are as follows:

Purpose:	July 31, 2008	October 31, 2007

Funds held for payment of semi-annual interest on convertible secured notes	$8,336,000	$11,072,000
Revenue escrow – Seneca	2,241,000
Construction escrow – Seneca	860,000
Operating escrow – Seneca	(618,000)
Sponsor support escrow – Seneca	5,049,000
Centrue Bank Account	21,000	53,000
	$15,889,000	$11,125,000

Nova Seneca has an escrow agreement in place related to their credit facility agreement. The balance in the operating escrow account is recorded as restricted cash rather than a current liability because a right of offset exists against the revenue escrow account.

NOTE 7 – CONSTRUCTION CONTRACTS

At July 31, 2008, Nova had completed construction of biodiesel refineries for Clinton County Bio Energy, LLC in Clinton County, Iowa and for Sanimax Energy, Inc. in DeForest, Wisconsin.  The biodiesel refinery for Scott Petroleum Corporation in Greenville, Mississippi was mechanically complete in October 2007.  In March 2008, while undergoing start-up and operational testing, a mechanical pump failure resulted in minor damage to the refinery.  The owner completed repairs to the refinery.  These three customers accounted for all of the contracting revenues recognized during each of the periods presented.

Effective September 1, 2007, Nova acquired the Clinton County refinery, which it had designed and built.

The percentage of completion on construction contracts is estimated based on total costs incurred to date compared to estimated total costs for each contract at completion.  At July 31, 2008, total amounts of construction contracts and the estimated percentage of completion are as follows:

Contract	Contract Amount	Percentage of Completion

Clinton County Bio Energy, LLC	$5,924,000	100%
Sanimax Energy, Inc.	17,426,000	100%
Scott Petroleum Corporation	14,834,000	100%
	$38,184,000

At July 31, 2008, estimated remaining expenditures to complete the construction of the plants being built for third parties approximate $135,000.

Nova does not expect to recognize future contract revenue from these projects.

Cumulative costs and estimated losses on contracts and related amounts billed July 31, 2008 and October 31, 2007 are as follows:

	July 31, 2008	October 31, 2007

Cumulative costs incurred on construction contracts, including estimated losses	$47,442,000	$48,987,000
Estimated cumulative losses on construction contracts	(9,258,000)	(11,142,000)
Net costs to be billed on construction contracts	38,184,000	37,845,000
Less cumulative billings to date	(38,184,000)	(35,345,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$2,500,000

NOTE 8 – LONG-TERM DEBT

Long-term debt is as follows:

	July 31, 2008	October 31, 2007
10% convertible senior secured notes	$55,000,000	$55,000,000
Senior secured credit facility – construction loan	35,064,000	—
Line of credit	5,000,000	—
8.25% note payable to bank	—	2,520,000
7.25% note payable to bank	1,189,000	—
Non interest-bearing note payable to government authority	295,000	330,000
Total	96,548,000	57,850,000
Less current portion	(98,000)	(72,000)
Long-term portion of debt	$96,450,000	$57,778,000

Scheduled maturities of long-term debt at July 31, 2008 are as follows:

Year Ending July 31:
2009	$98,000
2010	97,000
2011	215,000
2012	1,074,000
2013	55,000,000
2014	40,064,000
$96,548,000

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

Nova has procured a bank letter of credit, using cash proceeds from the convertible note issuance, to guarantee payment of the semi-annual interest payments through September 30, 2009.  At July 31, 2008 and October 31, 2007, $8,336,000 and $11,072,000, respectively, of prefunded interest payments and accrued interest income are reported as restricted cash and investments in the consolidated balance sheets.

The terms of the notes restrict the ability of Nova and the guarantor subsidiaries, among other things, to pay dividends, repurchase equity securities, make certain investments or engage in other businesses, incur debt or liens, or merge or sell substantially all of the assets.

Nova evaluated the notes for derivative accounting consideration under Statement of Financial Accounting Standards No. 133 and EITF 00-19 and determined that the conversion features contained in the notes do not constitute embedded derivatives as the conversion price cannot be reset below a minimum share price of $3.24 per share and Nova maintains sufficient authorized shares to provide for a potential conversion.

Securities Loan Agreement

In connection with the offering of the convertible notes, on September 28, 2007, the Chairman and CEO and the then-President of Nova entered into a master securities loan agreement with Jefferies & Company, Inc. (“Jefferies”) under which these officers may loan, in the aggregate, up to 8,000,000 shares of Nova’s common stock which they own to Jefferies during a period of five years, unless all of the notes are converted into common stock prior to such date.  Nova expects that the borrowed shares may be used for lending to investors in the convertible notes to facilitate transactions by which such note holders may hedge their investments in the convertible notes.  Nova’s Board of Directors has determined that the entry into the shares lending agreement was in the best interests of Nova’s stockholders as it was a means to facilitate the offer and sale of the convertible notes on terms more favorable to Nova than it could have otherwise obtained.

Senior Secured Credit Facility

On December 26, 2007, Nova Biofuels Seneca, LLC (“Nova Seneca”), a subsidiary of Nova, entered into a credit agreement with WestLB AG, New York Branch (“WestLB”) for a $41,000,000 senior secured credit facility.  The facility includes a $36,000,000 construction loan that will convert to a 60-month term loan upon demonstration of final completion standards to the satisfaction of WestLB relative to the Seneca, Illinois biodiesel refinery.  The financing also includes a $5,000,000 working capital and letter of credit facility.

This credit facility provides debt financing for construction, start-up and operation of Nova Seneca’s 60,000,000 gallon per year biodiesel refinery.  As of July 31, 2008, $35,064,000 had been received under the construction loan.  Nova has also borrowed $5,000,000 under the working capital provisions of the credit facility for the start-up and operation of the Seneca refinery. After taking into account this borrowing under the credit facility, Nova had remaining available capacity of $936,000 under construction and term loans.  In August 2008, we drew approximately $300,000 against the facility.  In connection with the initial funding of the loan, Nova entered into a completion guaranty under which it guarantees completion of construction of the refinery.

Nova Seneca has the option to select floating or periodic fixed-rate Eurodollar loans with interest at LIBOR plus 4% or Base Rate loans at WestLB’s prime rate plus 3%.  At July 31, 2008, the construction borrowings of $35,064,000 and the working capital loan of $5,000,000 were base rate loans at a floating rate of 8.0% per annum.

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

The note payable to government authority is payable to the Iowa Department of Economic Development under a master contract dated August 18, 2005.  The loan is secured and is non interest-bearing.  Interest is not imputed for this liability because amounts are not material.  Payments are due in monthly installments of $5,000, with a final payment due on March 1, 2011.  The note balance includes a forgivable amount of $100,000 which may be realized at maturity if certain economic development criteria specified in the master agreement are met.

NOTE 9 – NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period.  For all the periods presented, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss.

	Three Months Ended		Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Weighted-average shares used to compute basic and diluted net loss per common share	110,199,966	110,049,962	110,199,966	105,377,430

	July 31, 2008	July 31, 2007
Securities convertible into shares of common stock, not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	8,427,365	6,052,365
Stock warrants related to private equity placements	15,059,326	15,525,845
Common stock issuable upon conversion of convertible notes	15,027,322	—
	38,514,013	21,578,210

NOTE 10 – INCOME TAXES

Nova did not incur any income tax expense during any of the periods presented due to operating losses and the related increase in the valuation allowance.

Nova has recorded a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future.  At July 31, 2008, Nova had net operating loss carryforwards for federal income tax purposes of approximately $42,155,000 that may be offset against future taxable income.  To the extent not utilized, the net operating loss carryforwards will expire in 2026 through 2028.

NOTE 11 – WARRANTS

Warrants outstanding at July 31, 2008 are as follows:

Warrants:	Number of Warrants	Weighted- Average Exercise Price
Private placement, July 2006	6,890,337	$2.40
Anti-dilutive provisions, July 2006 placement	396,772	$2.40
Private placement, December 2006	7,772,217	$2.72
Outstanding at July 31, 2008	15,059,326	$2.57

There were no changes in warrants during the three and nine months ended July 31, 2008.  Details of warrants outstanding at July 31, 2008 are as follows:

Grant Date	Expiration Date	Exercise Price	Outstanding July 31, 2008
7/06/06	7/06/11	$2.40	5,647,008
7/10/06	7/10/11	$2.45	1,154,678
7/26/06	7/26/11	$2.30	72,956
7/26/06	7/26/11	$2.25	412,467
12/19/06	12/19/11	$2.72	7,772,217
	Totals		15,059,326

NOTE 12 – EQUITY INCENTIVE PLAN

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

A maximum of 13,000,000 shares of common stock were authorized for issuance under the 2006 Plan.  At July 31, 2008, Nova had 3,393,858 shares remaining for future awards under the 2006 Plan.

Stock option activity for the year ended October 31, 2007 and for the nine months ended July 31, 2008 is as follows:

Options under 2006 Equity Incentive Plan:	Number of Options	Weighted- Average Exercise Price

Outstanding at October 31, 2007	6,162,365	$2.99
Option grants	2,265,000	$1.89
Outstanding at July 31, 2008	8,427,365	$2.69
Exercisable at July 31, 2008	6,372,894	$2.89

Non-cash share-based compensation expense related to stock options and stock grants during the three months ended July 31, 2008 and 2007 was $392,000 and $1,690,000, respectively, for employees and directors and was $0 and $0, respectively, for the consultants and agents.  Non-cash share-based compensation expense related to stock options and stock grants during the nine months ended July 31, 2008 and 2007 was $4,025,000 and $6,175,000, respectively, for employees and directors and was $0 and $148,000, respectively, for consultants and agents.

During the nine months ended July 31, 2008, the Compensation Committee approved the grant of non-qualified stock options to employees to purchase, in the aggregate, 2,265,000 shares of common stock.  The options expire ten years from the date of the grant, and generally vest over four years.  All options were granted at the market value of the underlying shares on the date of the grant.  These options have an exercise price ranging between $1.29 and $2.36 per share.

The fair value of the stock options granted was computed using the Black-Sholes option-pricing model.  Variables used in the Black-Sholes option-pricing model include (1) risk-free interest rate at the date of grant, (2) expected option life based on using the simplified method determined as the average of the option term and the vesting period, (3) expected volatility, and (4) zero expected dividends.  For options granted during the nine months ended July 31, 2008, risk-free interest rates ranged between 3.5% and 4.2% and expected volatility ranged between 124% and 126%.

It is anticipated that unvested options at July 31, 2008 will result in compensation expense being recognized during the remainder of the year ending October 31, 2008 and in future years as follows:

August 1, 2008 through October 31, 2008	$391,000
Year ending October 31, 2009	1,423,000
Year ending October 31, 2010	1,288,000
Year ending October 31, 2011	706,000
$3,808,000

NOTE 13 – CHANGES IN STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity from October 31, 2007 through July 31, 2008 are as follows:

	Common Shares	Total
Balance at October 31, 2007	110,199,966	$46,408,000
Issuance of stock options	—	4,025,000
Net loss	—	(16,353,000)
Balance at July 31, 2008	110,199,966	$34,080,000

NOTE 14 – COMMITMENTS

Lease Commitments

Nova leases the building where it operates its small scale refinery located in Butte, Montana and leases office space in Butte, Montana. The lease for office space in Houston, Texas was canceled in July 2008.  A subsidiary of Nova also leased land in Oklahoma on which it intended to build a biodiesel refinery.  This lease began November 1, 2006 and provided for a ten year term, with three ten year renewal options so long as construction of the refinery commenced before March 1, 2008.  Nova has recently decided not to build a refinery on the site and the lease has lapsed.

Nova has executed rail car leases for 125 insulated tank cars to deliver raw material feedstocks and ship biodiesel. Sixty-five of the rail cars are leased for a term of 60 months commencing upon delivery with a monthly rent of $760. The remaining sixty rail cars have a lease term of 36 months commencing upon delivery and a monthly rent of $585. Twenty rail cars were delivered during the year ended October 31, 2007 and an additional fifty rail cars were delivered during the nine months ended July 31, 2008. Nova is subleasing some of the rail cars under terms identical to their respective lease terms until they are needed in Nova’s operations. The rail car leases are treated as operating leases.

Future minimum lease commitments under these operating leases at July 31, 2008 are as follows:

Year Ending July 31:
2009	$1,049,400
2010	1,049,400
2011	1,014,300
2012	562,000
2013	205,000
Total minimum payments	$3,880,100

Rent expense during the three months ended July 31, 2008 and 2007 was $153,000 and $30,000, respectively, and during the nine months ended July 31, 2008 and 2007 was $299,000 and $69,000, respectively.

Feedstock Purchase Agreement

On June 26, 2006, Nova Biofuels Seneca, LLC (“Nova Seneca”) agreed to buy 100% of the feedstock requirements for the Seneca biodiesel refinery from Lipid Logistics, LLC (“Lipid”) for a ten year period at a benchmark price that will be adjusted according to the market price of the feedstock.  Additionally, Nova Seneca will pay a service fee of one quarter cent for every pound of feedstock purchased and Nova Seneca agreed to purchase a minimum of 25,000,000 gallons of feedstock per year from Lipid commencing on the date of initial production of biodiesel at the refinery.

Biodiesel Sale and Purchase Agreement

On August 8, 2007, Nova entered into a biodiesel sale and purchase agreement with Gavilon, LLC (formerly ConAgra Trade Group, Inc.) (“Gavilon”).  Under the agreement, Gavilon will purchase and take delivery from Nova of approximately 10,000,000 gallons per year of biodiesel produced at the Greenville, Mississippi refinery owned and operated by Scott and to be sold to Nova pursuant to a tolling and off-take agreement with Scott (see Note 5).  The biodiesel sale price will be the price per gallon invoiced by Gavilon to its customers or otherwise payable by Gavilon if it is the principal buyer less Gavilon’s transportation costs.  The price is subject to adjustment for quantity, price and tax incentive if the biodiesel is blended prior to its sale to Gavilon.  The initial term of the agreement will terminate upon the later of ten years from the first day of the calendar month in which the Company sells and delivers biodiesel to Gavilon pursuant to the agreement or on May 1, 2018, unless terminated earlier.  The agreement may be subsequently extended for successive five year terms.

During the three and nine months ended July 31, 2008, approximately 90% of Nova’s biodiesel and related co-product sales and receivables were to Gavilon.

NOTE 15 – CONTINGENCIES

In the normal course of business, Nova may become subject to lawsuits and other claims and proceedings.  These matters are subject to uncertainty and outcomes are not predictable with assurance.  Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Nova’s financial position, results of operations or liquidity.

NOTE 16 – SUPPLEMENTAL GUARANTOR INFORMATION

Nova’s payment obligations under its convertible senior secured notes (see Note 8) are fully and unconditionally guaranteed, on a joint and several basis, by each of its current and future restricted subsidiaries (“Guarantor Subsidiaries”).  At July 31, 2008, the Guarantor Subsidiaries are Nova Holding Clinton County, LLC and Nova Biofuels Clinton County, LLC.  The Guarantor Subsidiaries were formed in August 2007 and had no assets or liabilities or operations prior to that date.  Each Guarantor Subsidiary is 100% owned by the parent company.  The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Nova Biosource Fuels, Inc., the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present Nova’s results on a consolidated basis.

Condensed Consolidating Balance Sheet Information

July 31, 2008

(in thousands)

	Nova		Non-
	Biosource	Guarantor	Guarantor		Consolidated
	Fuels, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$1,402	$90	$524	$—	$2,016
Accounts receivable	31	1,065	4,497	—	5,593
Inventories	—	585	8,816	—	9,401
Other current assets	623	(9)	2	—	616
Total current assets	2,056	1,731	13,839	—	17,626
Receivables-related party	106,930	16,120	84,377	(207,427)	—
Property, plant and equipment	—	9,935	84,758	—	94,693
Other assets	11,725	—	18,188	—	29,913
Total Assets	$120,711	$27,786	$201,162	$(207,427)	$142,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$60	$38	$—	$98
Accounts payable	313	590	3,811	—	4,714
Accrued expenses	2,338	105	786	—	3,229
Total current liabilities	2,651	755	4,635	—	8,041
Payables-related party	8,072	30,664	168,691	(207,427)	—
Long-term debt	55,000	235	41,215	—	96,450
Total liabilities	65,723	31,654	214,541	(207,427)	104,491
Investment deficiency in subsidiaries	20,908	—	—	(20,908)	—
Minority interest	—	—	3,661	—	3,661
Stockholders’ equity	34,080	(3,868)	(17,040)	20,908	34,080
Total Liabilities and Stockholders’ Equity	$120,711	$27,786	$201,162	$(207,427)	$142,232

Condensed Consolidating Balance Sheet Information

October 31, 2007

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$25,537	$532	$96	$—	$26,165
Accounts receivable	—	493	4,085	—	4,578
Inventories	—	659	—	—	659
Other current assets	345	3	2,506	—	2,854
Total current assets	25,882	1,687	6,687	—	34,256
Receivables-related party	79,672	1,000	61,540	(142,212)	—
Property, plant and equipment	67	10,383	59,715	—	70,165
Intangible assets	—	—	6,023	—	6,023
Other assets	15,047	—	53	—	15,100
Total Assets	$120,668	$13,070	$134,018	$(142,212)	$125,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$60	$12	$—	$72
Accounts payable	1,569	1,115	4,758	—	7,442
Accrued expense	1,209	251	8,404	—	9,864
Total current liabilities	2,778	1,426	13,174	—	17,378
Payables-related party	1,798	12,335	128,079	(142,212)	—
Long-term debt	55,000	270	2,508	—	57,778
Total liabilities	59,576	14,031	143,761	(142,212)	75,156
Investment deficiency in subsidiaries	14,684	—	—	(14,684)	—
Minority interest	—	—	3,980	—	3,980
Stockholders’ equity	46,408	(961)	(13,723)	14,684	46,408
Total Liabilities and Stockholders’ Equity	$120,668	$13,070	$134,018	$(142,212)	$125,544

Condensed Consolidating Operations Information

Three Months Ended July 31, 2008

(in thousands)

	Nova		Non-
	Biosource	Guarantor	Guarantor		Consolidated
	Fuels, Inc.	Subsidiaries	Subsidiaries	Eliminations	Totals
Revenues:
Biodiesel and related co-product sales	$—	$1,678	$23,860	$—	$25,538
Contracting revenues	—	—	2,185	—	2,185
Total revenues	—	1,678	26,045	—	27,723
Costs and expenses:
Cost of biodiesel and related co-product sales	—	2,080	23,980	—	26,060
Selling, general and administrative	1,692	35	2,658	—	4,385
Total costs and expense	1,692	2,115	26,638	—	30,445
Loss from operations	(1,692)	(437)	(593)	—	(2,722)
Equity in losses of subsidiaries	(1,562)	—	—	1,562	—
Other income (expense):
Interest and other income	(10)	—	74	—	64
Interest expense	(1,375)	—	(789)	—	(2,164)
Minority interest in loss of subsidiary	—	—	183	—	183
Net loss	$(4,639)	$(437)	$(1,125)	$1,562	$(4,639)

Condensed Consolidating Operations Information

Nine Months Ended July 31, 2008

(in thousands)

	Nova		Non-
	Biosource	Guarantor	Guarantor		Consolidated
	Fuels, Inc.	Subsidiaries	Subsidiaries	Eliminations	Totals
Revenues:
Biodiesel and related co-product sales	$—	$7,928	$26,390	$—	$34,318
Contracting revenues	—	—	2,185	—	2,185
Total revenues	—	7,928	28,575	—	36,503
Costs and expenses:
Cost of biodiesel and related co-product sales	—	10,716	27,388	—	38,104
Selling, general and administrative	8,401	121	4,548	—	13,070
Total costs and expense	8,401	10,837	31,936	—	51,174
Loss from operations	(8,401)	(2,909)	(3,361)	—	(14,671)
Equity in losses of subsidiaries	(6,575)	—	—	6,575	—
Other income (expense):
Interest and other income	383	2	192	—	577
Interest expense	(1,760)	—	(818)	—	(2,578)
Minority interest in loss of subsidiary	—	—	319	—	319
Net loss	$(16,353)	$(2,907)	$(3,668)	6,575	$(16,353)

Condensed Consolidating Cash Flow Information

Nine Months Ended July 31,2008

(in thousands)

	Nova		Non-
	Biosource	Guarantor	Guarantor		Consolidated
	Fuels, Inc.	Subsidiaries	Subsidiaries	Eliminations	Totals

Cash flows from operating activities:
Net loss	$(9,777)	$(2,907)	$(3,669)	$—	$(16,353)
Non-cash expenses	4,271	3	565	—	4,839
Net changes in working capital and other	(493)	(1,156)	(17,733)	—	(19,382)
	(5,999)	(4,060)	(20,837)	—	(30,896)
Cash flows from investing activities:
Additions to property, plant and equipment	492	446	(25,772)	—	(24,834)
Additions to restricted cash and investments	2,768	—	(7,532)	—	(4,764)
	3,260	446	(33,304)	—	(29,598)
Cash flows from financing activities:
Net change in intercompany receivables/payables	(21,330)	3,207	18,123	—	—
Payment of long term debt	—	(35)	—	—	(35)
Process from issuance of debt	—	—	38,733	—	38,733
Costs associated with issuance of debt	(66)	—	(2,287)	—	(2,353)
	(21,396)	3,172	54,569	—	36,345
Net (decrease) increase in cash and cash
equivalents	(24,135)	(442)	428	—	(24,149)
Cash and cash equivalents
Beginning of period	25,537	532	96	—	26,165
End of period	$1,402	$90	$524	$—	$2,016

NOTE 17 – SUBSEQUENT EVENT

On September 11, 2008, Nova Seneca entered into the third amendment (the “Amendment”) to the $41 million senior secured construction, term and working capital credit facility among Nova Seneca, WestLB and Sterling Bank, a Texas banking corporation, as accounts bank, which is described in Note 8 to the Consolidated Financial Statements.  The Amendment provides that as soon as reasonably practicable after September 5, 2008, $3,000,000 held by Sterling Bank in the Sponsor Support Account, which is a restricted cash account described in Note 6 to the Consolidated Financial Statements, shall be released to Nova Seneca for payment of feedstocks utilized for commissioning, performance tests for, and operation of, the Seneca biodiesel refinery.  Additionally, the Amendment amends certain procedural matters related to drawdowns on the construction loan and other miscellaneous matters.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our Business

We are an energy company that refines and markets ASTM D6751 standard biodiesel and related co-products from a variety of feedstocks, such as animal-derived fats, vegetable-based oils and greases. Our strategy is to profitably use our patented, proprietary biodiesel technology and become the industry leader in the production of biodiesel. Biodiesel is a clean burning, non-toxic, biodegradable and renewable fuel.  Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel.

100% biodiesel fuel, or B100, can be used in all compression-ignition (diesel) engines without modifications.  In the U.S., the majority of the current consumption is a blend of 5% biodiesel and 95% petroleum diesel, or B5, although as industry production increases, blends of B10 and B20 are becoming more common in the U.S., Europe, Latin America, Indonesia and Australia. Currently, the key markets in the U.S. for biodiesel and biodiesel blends are diesel blending facilities and distributors, truck stops, government fleets, mass transit vehicles, commercial fleets and marine fleets, as well as for general use in environmentally sensitive areas.

Our patented, proprietary technology enables us to refine biodiesel that meets and exceeds the industry’s product specifications and quality standards published by the American Society of Testing and Materials or ASTM. We believe our technology allows us to process over 25 different animal-derived fats, vegetable-based oils and greases with free fatty acid levels in excess of 20% and produce our two principal products: ASTM D6751 standard biodiesel and technical grade glycerin.

Our ability to process a wide range of feedstocks, including single feedstock or blends of feedstocks, such as non-food animal-derived feedstocks, corn oil extracted from dried distillers grains, which are a co-product from the ethanol production process, and non-food based oils and greases which usually have higher free fatty acid content, gives us a significant cost advantage because many of these feedstocks are residual by-products that have limited alternative uses and are typically not otherwise fit for human consumption or use in personal care products.  Many of our competitors are limited to a more narrow range of feedstocks and, in many instances, their feedstock options are limited to vegetable-based oils only, and they have little or no ability to process meaningful amounts of lower cost, high free fatty acid animal-based feedstocks.

Our main competitive strength derives from the expertise, production process and plant technology developed by the engineers and staff we currently employ.  We will continue to develop and refine our technology to improve the effectiveness, efficiency and reliability of our proprietary process technology.  We may conduct additional research and development activities into improvements in the Nova process and into the use of additional non-food based feedstocks for the production of biodiesel, such as jatropha and algae.

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

We currently own and operate two full scale biodiesel refineries and have the rights to 50% of the production from a third.  Our flagship full scale refinery is substantially complete and fully operational in Seneca, Illinois with an annual biodiesel production capacity of 60,000,000 gallons.  Our other full scale refinery is fully operational in Clinton County, Iowa with an annual biodiesel production capacity of 10,000,000 gallons.  We also have the right to purchase 50% of the production from a biodiesel refinery owned by Scott Petroleum Corporation in Greenville, Mississippi, which has an annual biodiesel production capacity of 20,000,000 gallons.  We had designed and built the Clinton County and Scott refineries for third parties.  We purchased the Clinton County refinery in September 2007, and we began taking production from the Scott refinery in August 2008.  As a result, we currently own or have rights to 80,000,000 gallons per year of biodiesel refinery capacity.  We also own a smaller scale biodiesel refinery in Butte, Montana, which we use primarily for research, development and technology demonstration purposes.

As soon as practicable after all three of our refineries are operating profitably with sufficient capital, our objective is to build additional biodiesel refineries in the twelve to eighteen month period thereafter that will have an additional 120,000,000 to 140,000,000 gallons of annual biodiesel production capacity.  We currently own certain long-lead time process equipment for such capacity, which are ready to be installed upon completion of site selection, permitting and preparation.  Upon completion of such biodiesel refineries, we will have 200,000,000 to 220,000,000 gallons of annual biodiesel production capacity.  Until our three refineries are operating profitably with sufficient capital, however, implementation of our long-term business strategy will consist mostly of planning and financing activities only.

Current Plan of Operations

Prior to September 2007, our results of operations generally reflect those of a biodiesel refinery engineering and construction company.  The last of three biodiesel refineries that were designed and constructed for others was completed in the February 2008.  The Clinton County refinery and the Scott refinery discussed above were built under these construction contracts.  The third biodiesel refinery built for others is located near DeForest, Wisconsin and is owned by Sanimax Energy, Inc. This refinery has a production capacity of 20,000,000 gallons per year, was completed in October 2007 and has been producing ASTM D6751 biodiesel from animal-based feedstocks with a free fatty-acid content of between 7 and 15% and technical grade glycerin in excess of 95% purity levels.  More recent results of operations reflect our transition from engineering and construction activities to biodiesel production and operations.

Beginning in September 2007, our operations began to reflect the costs of completing, starting up, testing and operating our own refineries.  Our first revenue from biodiesel and related co-product sales occurred in September 2007 with the acquisition of the Clinton County refinery, which we had previously designed and built for a third party.  On March 31, 2008, we commissioned our Seneca refinery and began the start up, testing and shake down process.  Our Seneca refinery was certified as substantially complete in September 2008, although additional work and testing must be completed prior to certification of final completion.  We have to date produced over 9,000,000 gallons for biodiesel from the Seneca refinery.  The Scott refinery was certified as substantially complete in August 2008, and we began to take our share of production of biodiesel pursuant to our tolling and offtake agreement with the owner.

As noted above, our current business focus is to operate our biodiesel refineries profitably with sufficient capital.  To achieve this objective, we must accomplish the measures described below for each of our three refineries.

Seneca Refinery

As noted above, our Seneca refinery is designed to have production capacity of 60,000,000 gallons per year. The refinery consists of three independent production systems or trains, each capable of producing and refining 2,400 gallons per hour or 20 million gallons per year of biodiesel, which would require approximately 3,500,000 pounds of feedstock per week per train.  With all three trains running at full capacity and assuming a feedstock cost of $0.40 to $0.42 per pound, the Seneca refinery’s weekly feedstock cost requirements would approximate $4,200,000 to $4,400,000.  We currently do not have sufficient working capital at the Seneca project subsidiary in order to operate the refinery at this level.  We are seeking additional debt or equity financing, such as through expansion of our working capital credit facility from $5,000,000 to $20,000,000 through syndication of the facility with additional lenders, to obtain the desired working capital.  Until such time, our plan is to operate the Seneca refinery at 50% to 70% capacity, which we believe can be supported by our current levels of working capital and would result in breakeven to slightly profitable results at the refinery level depending on feedstock costs, biodiesel sales prices and operational efficiency.

Our Seneca refinery is supported by two business partners: Lipid Logistics, LLC, (“Lipid”), an affiliate of Kaluzny Bros., Inc., which supplies the Seneca refinery’s feedstock requirements and Gavilon, LLC (“Gavilon”), formerly ConAgra Trade Group, which purchases the biodiesel fuel produced and manages the truck, rail and barge transportation logistics for the refinery.

All three production trains have been operated at rated capacity, processing feedstock with free fatty acid levels in excess of 10%, including a test run using only high free fatty acid corn oil extracted from dried distillers grains, to produce ASTM D6751 quality biodiesel.  To date, the Seneca refinery has produced over 9,000,000 gallons of biodiesel.  As noted above, the refinery achieved substantial completion in August 2008.  Substantial completion is defined as a milestone in which the refinery has achieved minimum performance requirements for product quality, throughput and yield at 80% of the overall rated capacity of the refinery.  This milestone indicates that the technology functions as designed, the construction is complete, and commissioning, shake down and training of operations staff have reached a point in which the refinery is considered self sufficient.

Clinton County Refinery.  Our Clinton County, Iowa refinery is fully operational and has a production capacity of 10,000,000 gallons per year.  We designed and constructed this refinery for a third party, and it became operational in August 2006.  In September 2007, we acquired the refinery from the original owners.  Our Clinton County refinery cannot currently process high free fatty acid feedstocks.  After acquiring the refinery, we implemented certain capital improvements designed to enhance reliability and stability and began to operate the refinery using a blend of low free fatty acid feedstocks, such as choice white grease and rancid butter, to develop operator experience and to take advantage of the summer season when biodiesel sales prices tend to be higher.  We plan capital expenditures of between $3,500,000 and $6,500,000 over the next year to enable the refinery to process feedstock with higher free fatty acid content, and we may make additional capital expenditures to improve reliability and operating efficiency. The additional equipment that we intend to add will enable the plant to continue to produce the same superior quality biodiesel but from a much wider range of lower cost feedstocks that include animal-derived fats, oils and greases and high free fatty acid corn oil extracted from dried distillers grains.

Scott Refinery.  The Scott refinery has a production capacity of 20,000,000 gallons per year.  Biodiesel production was achieved at the refinery’s full rated capacity in February 2008; however, in March 2008, one of the hot oil pumps suffered a seal failure during operation, and the resulting hot oil spray briefly ignited until the pump could be shut down and response measures implemented.  The collateral damage was minimal and confined to the hot oil skid unit.  We worked with Scott to replace all three pumps and made additional minor repairs and replacement of damaged piping, electrical systems and insulation.  The reconstruction efforts were completed, and the refinery was re-started in late June 2008 and has been in production since.  Given the down time for the repairs, the production of the refinery was approximately 1,500,000 gallons for the quarter ending July 31, 2008.  The Scott refinery has processed variable free fatty acid feedstock at levels of approximately 4 to 5%.  Feedstock consisted primarily of choice white grease with some poultry fat and fish oil.  After satisfactory restart and commissioning of the replacement pumps and hot oil system, Scott executed the substantial completion certificate in August 2008, and we began to receive production under the tolling and offtake agreement.  The tolling and offtake agreement provides us the right to purchase 50% of the refinery’s production over an initial ten year period at approximately the production cost, excluding plant depreciation, plus a markup.  We are required to pay a tolling fee and other costs to secure the right to purchase this production capacity.  These tolling fees and costs are expected to approximate $9,735,000, of which $3,346,000 has been paid and approximately $6,389,000 remains to be paid.  The tolling fee is repaid, along with a 7% interest factor, through the markup, which is capped at $0.20 per gallon.

Process Economics

Biodiesel production costs are highly dependent on feedstock prices, with feedstock representing approximately 75% to 85% of the finished product cost at yields. Our biodiesel refineries have a design yield standard of between 8.0 to 8.7 pounds per gallon or better.  Processing costs, including depreciation, capital costs and interest, net of co-product revenue are approximately $0.60 to $0.65 per gallon when operating a full capacity.  Sales prices for B100 produced from animal-derived fats typically range from approximately $0.60 to $1.10 over the wholesale prices for #2 petroleum diesel.  The increased price of this B100 when compared to petroleum diesel is due, in part, to the federal biodiesel excise tax credit received by petroleum blenders, state tax incentives and biodiesel use mandates.  Sales prices for B100 produced from soybean oil, canola oil or corn oil typically range from approximately $1.20 to $1.70 over the wholesale prices for #2 petroleum diesel.  The higher spreads for these types of B100 are due, in part, to the perceived advantages of a lower cloud point of the finished product, a difference we believe becomes negligible when blended to a level at or below B20.  We have noted that there appear to be no price differential for B20 and lower blends based on the source of B100 used as a blendstock.  B100 sales prices actually received may vary from these ranges due to forward sales commitments, disruptions in supply and demand, seasonal variations with higher cloud point B100 receiving a lower spread during colder months, geographic region of the country, industry and fleet acceptance of biodiesel blends and other factors.  Our plan is to take advantage of our multi-feedstock technology to use the lowest cost feedstock available in the requisite quantities to generate the highest margin possible based on prevailing prices for B100.

The following table shows the range and weighted-average of our feedstock prices for the months indicated along with the average price for crude degummed soybean oil (as reported on the Jacobsen Index-Midwest plus $0.02/lb estimated freight) (in dollars per pound):

	May 2008		June 2008		July 2008		August 2008
	Range	Avg.	Range	Avg.	Range	Avg.	Range	Avg.

Seneca:	0.32-0.46	0.40	0.32-0.45	0.42	0.38-0.51	0.47	0.32-0.51	0.44
Clinton County:	(1)	(1)	0.39-0.48	0.46	0.41-0.50	0.47	0.40-0.49	0.46
Soybean Oil:	—	0.61	—	0.66	—	0.63	—	0.53

(1) Clinton County did not purchase in feedstock in May 2008.

Execution of Current Plan

Execution of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for our refining and marketing business. We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating and capital purposes for the remainder of fiscal year 2008. As a result, we are in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for operation of our Seneca refinery at full capacity, completing our planned modifications and operations of our Clinton County refinery and corporate overhead.

We must secure additional financing of approximately $20,000,000 to fund additional working capital requirements as the Seneca refinery reaches full production and the offtake arrangement from the Scott refinery becomes profitable, to cover general and administrative expenses, and to pay operating expenses that are expected to be incurred before the refining operations at Seneca become profitable.  The additional capital may be provided by common or preferred equity or equity-linked securities, debt, project financing, joint venture projects, a strategic business combination, particularly with a strategic partner with access to low-cost feedstocks such as corn oil extracted from dried distillers grains, or a combination of these.

We must successfully bring the Seneca refinery through demonstration of final completion standards to the satisfaction of the project lender.  Biodiesel produced must meet or exceed the industry’s product specifications and quality standards.  In addition, production volume must be taken to the rated capacity.  We intend to make capital improvements intended to allow the Clinton County refinery to process lower cost, high free fatty acid feedstocks and potentially to improve reliability and operating efficiency.

There has been a recent deterioration in the debt and equity capital markets for alternative energy companies.  Accordingly, there can be no assurance that we will be successful in raising additional capital in fiscal year 2008.  Any such funds will supplement cash generated from operations at the Seneca refinery and from our offtake arrangement from the Scott refinery.

Long-Term Plan of Operations

As soon as practicable after all three of our refineries are operating profitably with sufficient capital, our objective is to build additional biodiesel refineries in the twelve to eighteen month period thereafter that will have an additional 120,000,000 to 140,000,000 gallons of annual biodiesel production capacity.  We currently own certain long-lead time process equipment for such capacity, which is ready to be installed upon completion of site selection, permitting and preparation.  Upon completion of such biodiesel refineries, we will have 200,000,000 to 220,000,000 gallons of annual biodiesel production capacity.  Until our three refineries are operating profitably with sufficient capital, however, implementation of our long-term business strategy will consist mostly of planning and financing activities only.

We have been evaluating potential sites for additional refineries, which we anticipate would incorporate our 20,000,000 gallon process train configuration successfully employed at our Seneca refinery.  We will evaluate a number of factors when selecting a site for development of future refineries, including the terms and conditions of the land purchase or lease, economic incentives provided by the seller or lessor, the nature of legislation or policies in the site’s jurisdiction promoting the production of biodiesel, existing storage, production and distribution infrastructure, availability of feedstock, market appetite for our finished products, jurisdictional permitting requirements, available labor markets, and existing site logistics and utility support infrastructure. Site selection would also depend on whether there are business or joint venture partners that can provide us strategic benefits in terms of long-term feedstock supply contracts, long-term commitments to buy biodiesel and capital commitments necessary to engineer, construct and operate biodiesel plants domestically and internationally.  We have had discussions with third parties regarding the terms for acquisition or lease of future sites and expect that we will likely continue to seek additional sites.  No assurances can be given as to if or when these discussions will result in a definitive agreement.  We have recently decided not to build a refinery in Muskogee, Oklahoma at the present time due, in part, to the decision of the State of Oklahoma not to extend the state biodiesel producer tax credit.

Additional refineries will require us to seek qualified, experienced and effective professionals to enhance our management team.  Qualified refinery operators, technicians, managers and engineers are in short supply; however, we believe that we will be in a position to offer attractive professional opportunities for these individuals.  Each biodiesel refinery is expected to require approximately 30 to 40 full-time employees to operate. Consequently, if we are successful in bringing on-line three or more biodiesel refineries in fiscal years 2009 and 2010, we would need to hire approximately 90 to 120 additional full-time employees to operate our facilities.

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

In July 2008, we relocated our principal administrative offices from Houston, Texas to Butte, Montana and consolidated our accounting functions.  Our Chief Executive Officer and other senior executive officers maintain an executive office in Houston, Texas.  Our Chief Financial Officer relocated to our flagship biodiesel refinery in Seneca, Illinois to improve efficiency and reduce administrative costs. The corporate accounting offices were also consolidated in Butte, Montana.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of July 31, 2008, we had a cash balance of $2,016,000 down from a balance of $26,165,000 at October 31, 2007. Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $24,149,000 net decrease in cash during the nine months ended July 31, 2008:

•	Financing activities:

$36,312,000 of net cash provided in financing activities, primarily from fundings under the $41,000,000 senior secured credit facility obtained in December 2007, which is discussed in Note 8 to the Consolidated Financial Statements.

•	Investing activities:

$35,019,000 of net cash used in investing activities, primarily to build our own refineries and fund restricted cash accounts required by certain of our debt agreements. The majority of the construction expenditures relate to the Seneca refinery, which is discussed in Note 4 to the Consolidated Financial Statements. The restricted cash and investment accounts are discussed in Note 6 to the Consolidated Financial Statements.

•	Operating activities:	$25,542,000 of net cash used in operating activities, primarily for operation of the Clinton County refinery and start-up of the Seneca refinery, and to cover general and administrative expenses.

As of July 31, 2008, we had a restricted cash balance of $15,889,000, up from a balance of $11,125,000 at October 31, 2007 which is discussed in a subsequent sub-section and in Note 6 to the Consolidated Financial Statements.

Cash Flows from Financing Activities

Current and Prior Year Activity

In December 2007, we entered into a credit agreement with WestLB AG, New York Branch for a $41,000,000 senior secured credit facility.  The facility includes a $36,000,000 construction loan that will convert to a 60-month term loan upon final completion of the Seneca, Illinois refinery and a $5,000,000 working capital and letter of credit facility.  Through July 31, 2008, we had drawn $35,064,000 of construction loans and $5,000,000 of working capital loans under this credit facility.  We incurred and paid $2,353,000 of costs associated with this debt.  We are seeking to expand our working capital credit facility from $5,000,000 to $20,000,000 through syndication of the facility with additional lenders to obtain the desired working capital.  On September 11, 2008, we amended the credit facility, which is described in Note 17 to the Consolidated Financial Statements, to provide that as soon as reasonably practicable $3,000,000 held by Sterling Bank in the sponsor support account, which is a restricted cash account described in Note 6 to the Consolidated Financial Statements, will be released to Nova Seneca for payment of feedstocks utilized for commissioning, performance tests for, and operation of, the Seneca biodiesel refinery.  The credit agreement requires the Seneca refinery to sweep a significant portion of its cash flow—100% of its cash flow unless and until various required reserve accounts are filled and the federal biodiesel excise tax credit is extended past December 31, 2009—into a number of reserve escrow accounts until repayment of the loan.  Until such time as our Seneca refinery generates sufficient revenue to fill the various required reserve accounts, such revenue will not be available to fund ongoing working capital and corporate overhead requirements for the other Nova entities.  The credit agreement does provide, however, for a services agreement between Nova Seneca and a Nova services subsidiary with respect to management, administrative, engineering and technical services provided by Nova employees to the refinery.  The services agreement was effective in February 2008 and provides for payment of fixed monthly fees of $158,000, plus compensation for services necessary to address matters outside of the ordinary course of constructing, operating and owning the refinery at a rate of $200 per hour, plus reimbursement of third party costs and expenses.  During the commissioning and start-up period for the Seneca refinery, such fees were not paid due, in part, to the limited working capital available to the refinery.  Upon release of the funds from the restricted sponsor support account, we intend to cause Nova Seneca to pay amounts owing under the services agreement, which will be available for general corporate purposes.

We repaid our note payable of $2,520,000 to the bank in February 2008 and borrowed $1,189,000 from the bank.  The new debt is secured by a mortgage on the land held by our project subsidiary, Nova Biofuels Seneca SIP, LLC.

Prior Year Activity.  The $46,315,000 of net cash provided by financing activities during the nine months ended July 31, 2007 was primarily related to issuing equity securities in a private placement during December 2006 ($43,795,000 of net proceeds) and to the issuance of a promissory note payable to a bank in January 2007 for $2,520,000 for the purchase of land being used for the site of the Seneca refinery.

Planned Activity

We will need to enter into additional debt and equity financing arrangements to meet our projected financial needs for operations and for construction of additional biodiesel refineries that we will own and operate for ourselves. The financing may consist of debt, common or preferred stock, project financing or a combination of these financing techniques.  Additional debt will increase our leverage and interest costs and will likely be secured by certain of our assets (other than the Clinton County refinery). Additional equity or equity-linked financings will likely have a dilutive effect on our existing equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness, and to incur liens on the refineries of such project subsidiaries.

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

We intend to use the net proceeds of any offering under the shelf registration statement for general corporate purposes, reducing or repaying existing or future indebtedness, providing additional working capital, acquiring and developing sites for future biodiesel refineries, capital expenditures and construction costs for existing biodiesel refinery projects and future biodiesel refineries, procuring equipment and supplies for biodiesel refineries, providing credit support for project financing and acquiring interests or companies in biodiesel and related businesses.

Cash Flows from Investing Activities

Current and Prior Year Activity

During the nine months ended July 31, 2008, we spent approximately $24,890,000 for equipment and construction costs at our plant sites, primarily for the Seneca refinery.  Included in this amount was $214,000 that we paid for new construction at the Clinton County refinery.

During the nine months ended July 31, 2008, we deposited cash into restricted cash and investment accounts in accordance with requirements of certain of our debt agreements.  We deposited $5,000,000 in an escrow account with WestLB as security for any construction cost overruns at the Seneca refinery.  We also deposited $5,000,000 with Chicago Title and Trust Company as security for possible construction liens against our Seneca refinery.  The semi-annual interest payment on our convertible notes of $2,796,000 was paid from the restricted cash account, established upon issuance of the notes, to pay interest on the notes through September 2009. At July 31, 2008, our restricted cash and investments were $15,889,000.

Prior Year Activity.  The $29,395,000 of net cash used in investing activities during the nine months ended July 31, 2007 was primarily related to the acquisition of 54 acres of land for our Seneca refinery ($3,650,000) and initial construction expenditures, primarily for the Seneca refinery ($25,628,000).

Planned Activity

As of July 31, 2008, Chicago Title and Trust Company (“Chicago Title”) released the final amount of the $5 million of restricted cash and investments, which had been held by Chicago Title as security for possible construction liens against our Seneca refinery.

The costs to build additional refineries with an estimated production capacity of 120,000,000 gallons per year are estimated to be between $170,000,000 and $190,000,000. These cost estimates include land acquisition costs, costs of related or ancillary infrastructure and working capital costs but not interest costs capitalized during construction.

At July 31, 2008, we had recorded cumulative construction expenditures of $11,384,000, with respect to our additional refineries, excluding Seneca, which was transferred to operating assets prior to July 31, 2008.  Continued construction of our second and third refineries will depend on finalization of site selection and is subject to securing additional financing.

During the remainder of fiscal year 2008, we expect to make additional capital expenditures of approximately $2,096,000, excluding capitalized interest, for the Seneca and Clinton County refineries, and to meet our commitment to purchase production capacity rights relating to the Scott refinery. This amount includes the contractual obligations at July 31, 2008 discussed above for plants being built for our own use.

The Clinton County refinery already produces biodiesel of a much higher quality than biodiesel produced from traditional, water-intensive processes used by most other biodiesel producers who primarily rely on high-cost vegetable-based oils. We plan capital expenditures of between $3,500,000 and $6,500,000 over the next year to enable the refinery to process feedstock with higher free fatty acid content. The additional equipment that we intend to add will enable the plant to continue to produce the same superior quality biodiesel but from a much wider range of lower cost feedstocks that include animal-derived fats, oils and greases.  We may also make additional capital expenditures to improve reliability and operating efficiency of the refinery.

After installing the additional equipment, we intend to work with the Clinton Regional Development Corporation to procure additional acreage and railroad access for the site to permit expansion of the refinery’s capacity by up to 20,000,000 gallons per year. Such expansion would likely require us to obtain additional debt or equity financing, and there can be no assurance that the Clinton Regional Development Corporation will be able to procure the additional acreage and rail access for the site on terms and conditions acceptable to us.

Cash Flows from Operating Activities

Current and Prior Year Activity

During the nine months ended July 31, 2008, cash used in operations was $25,542,000.  The primary use of cash was to support refinery operations at Clinton County and for the start-up of the Seneca refinery.  Cash used for general corporate purposes was approximately $5,100,000 for the period and included final payments for the additional process equipment as discussed above, general corporate expense such as facility leases, utilities, insurance, G&A, legal and accounting expense required for SEC compliance, patent and intellectual property expenses and board member and senior management payroll and reimbursements.

Biodiesel and related co-product sales at Clinton County began on September 1, 2007 following acquisition of the refinery.  Average monthly sales at Clinton County have been $881,000 during the nine months ended July 31, 2008.  During this period, cost of sales has exceeded revenue, with monthly cost of sales averaging $1,191,000. Selling, general and administrative expenses at Clinton County were $121,000 during the nine months ended July 31, 2008.

Revenue from the Seneca refinery began in April 2008 during start-up and operational testing of the refinery.  Average monthly sales at Seneca have been $6,594,000 during the period from the date of start up through July 31, 2008.  During this period, cost of sales has exceeded revenue, with monthly cost of sales averaging $6,772,000. Selling, general and administrative expenses at Seneca were $3,454,000 during the period from the date of start up through July 31, 2008.

Prior Year Activity.

Cash used in operations during nine months ended July 31, 2007 was $21,842,000.  The primary net use of cash in operations was completing construction of refineries for third parties.  Cash used for general corporate purposes was approximately $3,200,000 for the period and included periodic payments for the additional process equipment as discussed above, general corporate expense such as facility leases, utilities, insurance, G&A, legal and accounting expense required for SEC compliance, patent and intellectual property expenses and board member and senior management payroll and reimbursements.

Planned Activity

Operating results at our Clinton County refinery are expected to be breakeven to slightly profitable because we have already discontinued using, where possible, soybean oil and other high cost vegetable-based feedstocks and started using lower cost feedstock such as non-edible tallow with no more than a 2% free fatty acid content. Later in the year, we plan to add equipment to the refinery to enable us to process even less expensive animal-derived feedstock with free fatty acid content of up to 20%, which we expect will allow the refinery to operate profitably.

All three production trains at the Seneca refinery are expected to be operational at the full rated capacity of the refinery by the end of the fiscal year, subject to obtaining additional working capital.  During the start up, testing and shake down period, we have began changing the mix of feedstock to incorporate more low cost, higher free fatty acid content feedstocks, which should improve the operating margin at the Seneca refinery.

Cash requirements for general corporate purposes are expected to be approximately $500,000 per month for the remainder of the fiscal year.

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for our own use, warranty and “punchlist” work for plants built for third parties, repayment of amounts borrowed through our convertible notes, credit facility and other notes payable, payments for production capacity rights, and obligations under our operating lease agreements.

Contractual obligations at July 31, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Construction commitments for plants being built for:
Our own use	$361,000	$—	—	$—	$361,000
Third party	$135,000	—	—	—	$135,000
Convertible senior secured notes	$5,500,000	$11,000,000	$61,564,000	—	$78,064,000
Senior secured credit facility- construction loans	$3,282,000	$6,564,000	$6,564,000	$40,064,000	$56,474,000
Other notes payable	$180,000	$475,000	$1,086,000	—	$1,741,000
Payments for production capacity rights	$1,600,000	$4,000,000	$789,000	—	$6,389,000
Operating lease obligations	$628,000	$1,256,000	$767,000	—	$2,651,000
	$11,686,000	$23,295,000	$70,770,000	$40,064,000	$145,815,000

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

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three Months Ended July 31, 2008 and 2007

Revenue for biodiesel and related co-product sales is recognized when the products are shipped or delivered and the title and risk of loss passes to the customer.  Biodiesel and related co-product revenues were $25,538,000 and costs of these sales were $26,175,000 during the three months ended July 31, 2008.  Revenue was generated throughout the period at the Clinton County refinery as well as the Seneca refinery where the start-up and operational testing began for its second and third production trains. Revenue was lower than projected during the three months ended July 31, 2008 as we continue to bring our marketing, mechanical, technical and training processes up to full capacity at a methodical pace. In addition, the unprecedented rise in the feedstock market was not anticipated by us when we entered into forward sales commitments for B100 with no effective means to place a corresponding position for feedstock prior to start up of production. The majority of these contracts were settled during the three months ended July 31, 2008.  As of September 8, 2008, we had forward sales commitments for approximately 3,600,000 gallons of B100 with sales prices ranging from $3.75 to $4.31 per gallon and an estimated weighted-average sales price of $3.93 per gallon.  Of these forward sales commitments, approximately 2,000,000 gallons are subject to a fixed price and the remainder are indexed at spreads to the NYMEX heating oil index.

Contracting revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  We earned contracting revenues of $5,637,000 during the three months ended July 31, 2007 and incurred contracting expenses on contracts in progress of $7,617,000 for the same period.  Contracting expenses for the 2007 period include a provision for estimated contract losses of $3,336,000.  We have shifted our business plan to building refineries for our own account and away from building refineries for third parties.

We incurred selling, general and administrative expenses of $4,385,000 during the three months ended July 31, 2008.  Included in this amount are non-cash, share-based compensation expense of $1,983,000 for options granted to certain key employees.

We incurred selling, general and administrative expenses of $3,584,000 during the three months ended July 31, 2007. Included in this amount are non-cash, share-based compensation expense of $2,091,000 for options granted to certain key employees and $84,000 for options granted to certain key consultants.

Interest and other income was $64,000 during the three months ended July 31, 2008. We earned interest primarily on the unspent proceeds from the sale of our convertible senior secured notes in September 2007 and from investments held in restricted cash accounts. There was $384,000 of interest and other income during the three months ended July 31, 2007.  We earned this interest primarily on the unspent proceeds from the sale of our equity securities in a private placement in December 2006.

Interest costs during the three months ended July 31, 2008 were $2,164,000. Interest costs were $52,000 during the three months ended July 31, 2007, all of which were capitalized during the period.

The net loss for the three months ended July 31, 2008 was $4,639,000 or $0.04 per common share. The net loss for the three months ended July 31, 2007 was $5,180,000 or $0.05 per common share.

Consolidated Results of Operations for the Nine Months Ended July 31, 2008 and 2007

Biodiesel and related co-product revenues were $34,318,000 and costs of these sales were $38,104,000 during the nine months ended July 31, 2008.  This produced a gross margin loss of $3,786,000 during the period.  There were no biodiesel sales during the nine months ended July 31, 2007 as sales first began in September 2007 with the acquisition of the Clinton County refinery.

Contracting revenues were $2,185,000 and contracting expenses were $0 during the nine months ended July 31, 2008. This contracting revenue results from the change in the estimated loss on contracts in progress as of July 31, 2008; however, because of the shift in our business to building refineries for our own account we do not anticipate recognizing contracting revenue in the future. We earned contracting revenues of $21,759,000 during the nine months ended July 31, 2007 and incurred contracting expenses on contracts in progress of $27,075,000 for the same period.

We incurred selling, general and administrative expenses of $13,070,000 during the nine months ended July 31, 2008.  Included in this amount is non-cash, share-based compensation expense of $4,025,000 for options granted to certain key employees and directors.  We incurred selling, general and administrative expenses of $11,446,000 during the nine months ended July 31, 2007.  Included in this amount are non-cash, share-based compensation expense of $6,175,000 for options granted to certain key employees and directors and $148,000 for options granted to certain key consultants.

Interest and other income was $577,000 during the nine months ended July 31, 2008 and $1,476,000 during the nine months ended July 31, 2007. The higher amount in 2007 primarily resulted from earnings on unspent proceeds from the sale of our equity securities in December 2006.

Interest costs during the nine months ended July 31, 2008 were $2,578,000, of which $2,980,000 was capitalized as a cost of constructing our refineries.  Interest costs were $69,000 during the nine months ended July 31, 2007, of which $0 were capitalized during the period.

The net loss for the nine months ended July 31, 2008 was $16,353,000 or $0.15 per common share.  The net loss for the nine months ended July 31, 2007 was $15,309,000 or $0.15 per common share.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenues from biodiesel and related co-products are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectability is reasonably assured.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.  Prices we are able to obtain for the biodiesel fuel that we produce and sell, and its co-product glycerin, fluctuate primarily based on the price for petroleum-based diesel fuel and other energy commodities.  We currently sell our biodiesel production at spot market rates, although as of September 8, 2008, we had fixed price forward sales commitment for approximately 2,000,000 gallons of B100, or pursuant to a forward sales commitment indexed at a spread to the NYMEX heating oil index.  Our strategy has been to sell biodiesel as it is produced and not to hold significant inventory levels of biodiesel fuel.

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

We have not entered into futures contracts or other hedging arrangements to manage commodity price risk for biodiesel fuel sales or the feedstock inputs.  We may use derivative instruments in the future to hedge commodity price fluctuations and reduce price volatility risk on biodiesel sales and feedstock prices.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information required to be disclosed in reports filed by us under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure.  Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to allow timely decisions regarding the required disclosure.

Changes in Internal Controls over Financial Reporting.

In May 2008, we appointed Jay Fillman as our Chief Financial Officer.  In July 2008, we relocated our principal administrative offices from Houston, Texas to Butte, Montana, consolidated our accounting functions and engaged an outside consultant to assist in the financial reporting process.  Our Chief Financial Officer relocated to our flagship biodiesel refinery in Seneca, Illinois to improve efficiency and reduce administrative costs. The corporate accounting offices were relocated to Butte, Montana.  During the quarter ended July 31, 2008, we have installed a terminal management system to provide more immediate and efficient accounting processes.  In connection with our review of internal controls over financial reporting for the quarter ended July 31, 2008, we concluded that there is a material weakness in our internal control over financial reporting related to the monitoring and review of work performed by contracted accounting personnel in the preparation of non-cash share-based compensation disclosures in our financial statements, our notes to our financial statements and the supporting financial data.  A material weakness is a control deficiency, or combination of control deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  We are in the process of analyzing our processes for all business units and the establishment of formal policies and procedures to establish mitigating controls to compensate for the risk due to lack of segregation of duties associated with a company of our small size and limited staff.  In addition, we are evaluating the necessary steps to improve our internal controls over financial reporting, and we continuing to evaluate upgrades, where possible, to certain of our information technology systems that may impact financial reporting.  The effectiveness of any system of internal controls is subject to inherent limitations, and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  The aggregate costs of these steps are unknown at this time.  Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended July  31, 2008.  Except for the foregoing, there have been no changes in our system of internal controls over financial reporting during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not subject to any material legal proceedings.

Item 1A. Risk Factors.

The following summarizes the material risks of purchasing or owning our securities.  Additional unknown risks may also impair our financial performance and business operations.  Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks.  In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.  You should carefully consider the risks and uncertainties described below before purchasing our securities.

Risks Related To Our Business

We are engaged in a business focused on designing, building and operating biodiesel refineries, as well as producing biodiesel fuel through proprietary process technologies.  The business is inherently risky and we face numerous and varied risks, both known and unknown.  Despite the knowledge and experience of management, careful evaluation and strategic planning, we may not be able to overcome the risks associated with our business, which may prevent us from achieving our goals.

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

We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating and capital purposes for the remainder of fiscal year 2008.  As a result, we are in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for operation of our Seneca refinery at full capacity, modifications and operations of our Clinton County refinery and corporate overhead.  The revenues generated from designing and building biodiesel refineries for third parties were insufficient to cover the anticipated final costs of construction, and the proceeds from our most recently completed private placements of securities are not sufficient to fund operations as currently contemplated.  We must secure additional financing of approximately $20,000,000 to fund additional working capital requirements as the Seneca refinery reaches full production and the offtake arrangement from the Scott refinery becomes profitable, to cover general and administrative expenses, and to pay operating expenses that are expected to be incurred before the refining operations at Seneca become profitable.  The additional capital may be provided by common or preferred equity or equity-linked securities, debt, project financing, joint venture projects, a strategic business combination, particularly with a strategic partner with access to low-cost feedstocks such as corn oil extracted from dried distillers grains, or a combination of these.  We will require additional capital to continue to expand our business beyond the initial phase.  Limitations on the anti-dilution adjustments of our outstanding convertible notes implemented to comply with the American Stock Exchange listing rules, and related covenants, significantly constrain the amount of equity capital we can raise until such time as we can obtain stockholder approval to remove such anti-dilution adjustment limitations.  There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all.  If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

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

We will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing or strategic business combination transaction in a timely fashion or at all.  In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means.  Future financings through equity investments are likely, and these are likely to be dilutive to the existing shareholders as we issue additional shares of common stock to investors in future financing transactions and as these financings trigger anti-dilution adjustments in existing equity-linked securities.  Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under employee equity incentive plans, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel industry, the fact that we are a new enterprise without a proven operating history, the location of our biodiesel refineries in the United States instead of Europe or other regions where biodiesel is more widely accepted, and the price of biodiesel and oil on the commodities market.  Furthermore, if petroleum or biodiesel prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital.  Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, are not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Unanticipated problems or delays in operating biodiesel refineries to the proper specifications may harm our business and viability.

Our current operating cash flow depends on our ability to timely and economically operate our Seneca biodiesel refinery.  Start-up operations require significant amounts of capital to procure feedstock before yield levels are reduced to the point where the refinery can be operated profitably from biodiesel revenues.  If our biodiesel refining operations are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback.  Prolonged problems may threaten the commercial viability of our refineries.  Moreover, the occurrence of significant unforeseen conditions or events in connection with these refineries may require us to reexamine the thoroughness of our due diligence and planning processes.  Any change to our business model or management’s evaluation of the viability of these projects may adversely affect our business.

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

Our results are substantially dependent on many different commodity prices, especially prices for biodiesel, petroleum diesel, feedstock and materials used in the construction of our refineries.  Recently, prices for all varieties of feedstock have risen to near record levels and are approximately twice the level from when construction began on our refineries.  Further, the market efficiency for animal-derived fats, oils and greases has been limited when compared to the market efficiency for vegetable-based oils, resulting in increased price volatility.  While market prices for biodiesel have also risen, the increase in market prices for biodiesel has not kept pace with the increase in feedstock prices.  As a result of the volatility of the prices for these items, our results may fluctuate substantially, and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses.  Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

Biodiesel fuel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control.  Prices for biodiesel fuel in the regions in which we sell have fluctuated widely in recent years.  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel refineries and on our general financial condition.  Price fluctuations for biodiesel fuel, regionally and globally, may also affect the investment market, and our ability to raise additional capital.  Although market prices for biodiesel fuel rose to near-record levels during 2008 and have remained near those levels since then, there is no assurance that these prices will remain at high levels.  Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and future results of operations.

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

We are a holding company, and there are significant limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. Our subsidiaries may not have funds legally available for dividends or distributions, and we may enter into credit or other agreements that would contractually restrict our subsidiaries from paying dividends, making distributions or making intracompany loans to our parent company or to any other subsidiary.  In particular, our credit agreement for the Seneca refinery sweeps a significant portion of its cash flow—100% of its cash flow unless and until various required reserve accounts are filled and the federal biodiesel excise tax credit is extended past December 31, 2009—into a number of reserve escrow accounts until repayment of the loan.  Until such time as our Seneca refinery generates sufficient revenue to fill the various required reserve accounts, such revenue will not be available to fund ongoing working capital and corporate overhead requirements for the other Nova entities.  We do not have similar restrictions with respect to revenues generated by our Clinton County biodiesel refinery or by our offtake arrangement from the Scott biodiesel refinery.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations that are available for distribution, are not sufficient to satisfy our ongoing working capital and corporate overhead requirements needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Cold weather can cause biodiesel, particularly biodiesel produced from animal fats, oils and greases, to gel sooner than petroleum-based diesel, which has resulted in price discounts for biodiesel produced from animal fats, oils and greases.

The pour point for a fuel is the temperature at which the flow of the fuel substantially stops.  A lower pour point means the fuel will flow more readily in cold weather.  The pour points for No. 2 diesel and No. 1 diesel, which are used extensively for automotive transportation, are approximately —17°F and —45°F, respectively. In contrast, the pour points of soybean-based, yellow grease-based and animal tallow-based pure biodiesel, or B100, are approximately 32°F, 37°F and 64°F, respectively.  Although testing conducted in 2005 by the Biodiesel Cold Flow Consortium established by the National Biodiesel Board demonstrated that the pour points of soybean-based, yellow grease-based and animal tallow-based 2% blended biodiesel, or B2, were approximately –17°F each, the same pour point as No. 2 diesel, there nonetheless exists a discount in the marketplace for B100 biodiesel with high pour points or cloud points.  This discount may range from $0.50 to $1.00 per gallon.

In addition to the decline in price differential between biodiesel and petroleum-derived diesel expected during the colder months, it is likely that the discount for biodiesel produced from animal fats, oils and greases will increase during colder weather.  This may also require us to use particular feedstocks that customers believe are better suited for their climate, which could require us to purchase more expensive feedstocks and increase our cost of sales.  In addition, the testing conducted by the Biodiesel Cold Flow Consortium showed that successful blending of biodiesel with petroleum-based diesel would require the biodiesel to be heated to approximately 10°F above its cloud point.  This would necessitate the use of heated facilities in order to produce a blended product, which would increase blending costs and the resulting cost of biodiesel sold to the public.  Further, at low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks, which would increase storage costs.  Any reduction in the demand for or pricing of, or increased costs of, our biodiesel will reduce our revenue and have an adverse effect on our financial condition and results of operations.

The U.S. biodiesel industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The production of biodiesel is made significantly more competitive by federal and state tax incentives.  The federal excise tax incentive program for biodiesel was originally enacted as part of the American Jobs Creation Act of 2004, but is scheduled to expire on December 31, 2008.  This program provides fuel blenders, generally distributors, with a one-cent tax credit for each percentage point of vegetable oil derived biodiesel blended with petroleum diesel.    As a producer, we do not directly receive the biodiesel tax credit.  For example, distributors that blend soybean-derived biodiesel with petroleum diesel into a B20 blend would receive a twenty cent per gallon excise tax credit.  The program also provides blenders of recycled oils, such as yellow grease from restaurants, with a one-half cent tax credit for each percentage point of recycled oil derived biodiesel blended with petroleum diesel.  For example, distributors that blend recycled oil derived biodiesel with petroleum diesel into a B20 blend would receive a ten cent per gallon excise tax credit.  These tax credits allow for B100 biodiesel to sell at a premium over wholesale petroleum diesel, although the wholesale price paid by a blender to a producer may not reflect the full amount of the tax credit.

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

Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:

•adequate rail capacity, including sufficient numbers of dedicated tanker cars;

•sufficient storage facilities for feedstock and biodiesel;

•increases in truck fleets capable of transporting biodiesel within localized markets; and

•expansion of refining and blending facilities to handle biodiesel.

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

Intellectual property litigation is costly and time consuming, and there can be no assurance that we will have sufficient resources to pursue such litigation. If we do not obtain a license under such intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market. There can be no assurance that we have identified all United States and foreign patents that pose a risk of infringement.

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

Our strategy includes expanding our business operations. If we fail to effectively manage the growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

•meet our capital needs;

•expand our systems effectively, efficiently or in a timely manner;

•allocate our human resources optimally;

•identify and hire qualified employees or retain valued employees; or

•effectively incorporate the components of any business that we may acquire in the future.

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

The gross margins of our refineries depend on the spread between biodiesel and feedstock prices. At present, our Clinton County refinery cannot process lower cost, high free fatty acid feedstocks.  Until we are able to make capital improvements to the Clinton County refinery to fully allow use of less expensive feedstocks, the Clinton County refinery will be limited to soybean oil, choice white grease and other low free fatty acid feedstocks.  The spread between biodiesel prices and feedstock prices has narrowed significantly in recent periods.  The principal feedstocks of the Clinton County refinery do not have a direct price relationships to the price of biodiesel.  The price of these feedstocks is influenced by general economic, market and regulatory factors and has been at record high levels recently. Any conditions that negatively impact the supply of these feedstocks, such as decreased soybean acres planted by farmers, increased costs of corn for animal feed, severe weather or crop disease, or factors that increase demand for these feedstocks, such as increasing biodiesel production or changes in governmental policies or subsidies, will tend to increase feedstock prices.

Farmer planting decisions are a key driver of the price of crop-based feedstocks. In the past two decades, soybean acreage in the U.S. has ranged from approximately 58,000,000 acres to approximately 75,000,000 acres. Over the past 10 years, the number of soybean acres has steadily increased; however, according to a report issued by the U.S. Department of Agriculture on June 29, 2007, soybean producers planted 64,100,000 acres in 2007, a decrease of approximately 15% from 2006. This is the smallest number of soybean acres planted since 1995. Many farmers are devoting more acres to corn as expansion of the ethanol industry is increasing the demand for corn. Growers in Illinois and Iowa showed the largest decrease in soybean acreage from 2006, down 1,750,000 acres and 1,350,000 acres, respectively. Planting decisions for 2008 and beyond are likely to be based on relative government supports and anticipated crop prices.  If there is a general decrease in planted acres of soybeans and other oilseed crops, the price for these feedstocks, and the costs of producing biodiesel, may increase.

Assumption of unknown liabilities in the acquisition of the Clinton County biodiesel refinery may harm our financial condition and operating results.

Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisition of the Clinton County refinery was structured as an asset purchase in which we effectively assumed all of the liabilities of the plant from and after the closing date, including liabilities that may be unknown. Such unknown obligations and liabilities, should they arise, could harm our financial condition and operating results.

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

•                                          fluctuations in interest rates, exchange rates and the availability of capital in the capital markets; or

•                                          significant sales of our common stock, including sales by shareholders holding shares of common stock issued in the share exchange and future investors in future offerings from which we expect to raise additional capital as well as short sales and other hedging transactions facilitated by the securities loan agreement described in our consolidated financial statements filed with our most recent quarterly report, which was implemented to facilitate the offering and sale of our convertible notes.

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

As of August 31, 2008, 110,047,996 shares of our common stock were outstanding. Of the shares outstanding as of such date, approximately 46,722,000 shares were “restricted securities” and were not eligible for trading without compliance with Rule 144 of the Securities Act. On April 3, 2007, substantially all such shares had satisfied the initial holding period of Rule 144. As a result, the “restricted securities” are eligible for trading.   No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock. If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline. The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants, options and convertible notes may be available for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock. As of August 31, 2008, we had options, warrants and convertible notes outstanding that may be exercised or converted at various times to acquire approximately 40.9 million shares, or approximately 27.1%, of our common stock on a fully diluted basis. The future sale of these shares may adversely affect the market price of our common stock. Shares issued upon exercise of our outstanding options, warrants and convertible notes will also cause immediate and potentially substantial dilution to our existing shareholders. In addition, as long as these options, warrants and convertible notes remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

Our existing shareholders can exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

As of August 31, 2008, Kenneth T. Hern, our Chairman and Chief Executive Officer, owned approximately 12.7% of our outstanding common stock.  Further, J.D. McGraw, our former Vice-Chairman, also owned approximately 12.7% of our outstanding common stock, and Michael McGowan, one of the original founders of Biosource America, owned approximately 11.2% of our outstanding common stock.  As a result, these shareholders, acting individually, together or with others, could exert significant influence over substantially all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these shareholders.  The interests of these shareholders may not always coincide with our interests as a company or the interest of other shareholders.  Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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

As of July 31, 2008, we had approximately $96,450,000 in total long-term debt.  Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility.

We face several risks relating to our need to complete additional financings in the future.  We must secure additional working capital financing for our Seneca biodiesel refinery of approximately $15,000,000.  If we build additional refineries, financing for the additional biodiesel refineries at a level likely to be higher than that for our Seneca refinery. We anticipate that a 60,000,000 gallon per year biodiesel refinery built by third party contractors will cost approximately $70,000,000 to $75,000,000 to build, exclusive of any capitalized interest costs, land acquisition costs, the costs of related or ancillary infrastructure and working capital costs.  However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost overruns.  The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques.  Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders and may trigger anti-dilution adjustments under our outstanding equity-linked securities.  It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

If our cash flow proves inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing and future debt on terms unfavorable to us or cease operations.

Our ability to make payments on and refinance our debt, and to fund our operations and capital expenditures will depend on our ability to generate substantial operating cash flow. If our future cash flows prove inadequate to meet our future debt service obligations, we may be required to refinance all or a portion of our existing or future debt, to sell assets, to obtain additional financing or to cease operations. We cannot assure you that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all. If we raise additional equity or equity-related securities in the future, it may be dilutive to holders of our common stock.

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

There are risks associated with the U.S. federal income tax consequences of owning our securities.  Because the tax consequences of owning our securities are complex and certain tax consequences may differ depending on the holder’s particular tax circumstances, each potential investor should consult with and rely on its own tax advisor about the tax consequences. In addition, there can be no assurance that the U.S. federal income tax treatment currently applicable to owning our securities will not be modified by legislative, administrative, or judicial action that may have a retroactive effect. No representation or warranty of any kind is made with respect to the acceptance by the Internal Revenue Service or any court of law regarding the treatment of any item of income, deduction, gain, loss or credit by an investor on its tax return.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fiscal quarter ended July 31, 2008.

Item 5.  Other Information.

Board Nomination

There have been no material changes to the procedure by which a stockholder may recommend nominees to our Board of Directors during the fiscal quarter ended July 31, 2008.

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

NOVA BIOSOURCE FUELS, INC.

Date: September 12, 2008	/s/ Kenneth T. Hern
Kenneth T. Hern
Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2008	/s/ Jay Fillman
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