Form 10-K
period 2008-10-31
NOVA BIOSOURCE FUELS, INC.
filed 2009-01-28
CIK 1137469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20541

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-32531

NOVA BIOSOURCE FUELS, INC.

(Exact name of registrant in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2028450 (I.R.S. Employer Identification No.)

109 North Post Oak Lane, Suite 422, Houston, Texas (Address of principal executive offices)	77024 (Zip Code)

(713) 869-6682
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Title of Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $93,388,000 based on the closing price as reported on the American Stock Exchange.

As of January 15, 2009, there were 110,047,996 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 annual meeting of stockholders are incorporated herein by reference in Part III.

Nova Biosource Fuels, Inc. and Subsidiaries

Annual Report on Form 10-K for the Year Ended October 31, 2008

i

Basis of Presentation

In this Annual Report on Form 10-K, the terms “Nova,” “the Company,” “we,” “our” and “us” refer to Nova Biosource Fuels, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis. The term “Nova Biosource Fuels” refers to Nova Biosource Fuels, Inc. on a stand alone basis only, and not its subsidiaries. The term “Nova Oil” refers to Nova Oil, Inc. prior to the share exchange with Biosource America, Inc. on March 31, 2006. Nova Oil, Inc. changed its name to Nova Biosource Fuels, Inc. on September 12, 2006.

Market and Industry Data and Forecasts

This document includes industry data and forecasts that the Company has prepared based, in part, upon information obtained from industry publications and surveys and internal company surveys. Third-party industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the biodiesel industry, including government regulation relevant to the industry and forecasted growth in demand, on information published by the National Biodiesel Board, the national trade association for the U.S. biodiesel industry. Because the National Biodiesel Board is a trade organization for the U.S. biodiesel industry, it may present information in a manner that is more favorable to the industry than would be presented by an independent source. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

The industry standard ASTM D6751 refers to the product specifications and quality standards published by the American Society of Testing and Materials, or ASTM, for biodiesel (B100) fuel blend stock for middle distillate fuels. It is used to control pure biodiesel (B100) quality prior to blending with conventional diesel type fuels.  ASTM D6751 is mandated in the Energy Independence and Security Act of 2007. The U.S. Environmental Protection Agency also requires that all biodiesel intended for use as a fuel meet the ASTM D6751 standard.

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

Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that could cause actual results to differ include general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, consumer acceptance of biodiesel derived from animal fats, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service, the risk factors listed under “Part I, Item 1A. Risk Factors” and other risks referenced from time to time in our SEC filings.

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

ITEM 1.  BUSINESS

Overview

We are an energy company that refines and markets ASTM D6751 biodiesel and related co-products from a variety of feedstocks, such as animal-derived fats, vegetable-based oils and greases. Our strategy is to profitably use our patented, proprietary biodiesel technology and become the industry leader in the production of biodiesel. Biodiesel is a clean burning, biodegradable and renewable fuel made from a variety of feedstocks, such as animal-derived fats, oils and greases and vegetable-based oils. Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel.

We currently own three fully continuous flow biodiesel refineries. Our largest full scale refinery is located in Seneca, Illinois and has an annual biodiesel production capacity of 60,000,000 gallons per year.  Our second full scale refinery is located in Clinton County, Iowa and has an annual biodiesel production capacity of 10,000,000 gallons per year.  Our third is a smaller scale biodiesel refinery in Butte, Montana, which we use primarily for research, development and technology demonstration purposes.

We believe our technology allows us to process over 25 different animal-derived fats, oils and greases and vegetable-based oils with free fatty acid levels in excess of 20% to produce our two primary marketable products: ASTM D6751 quality biodiesel and technical grade glycerin. Our ability to process a wide range of feedstocks, including single feedstock or blends of feedstocks, such as animal-derived feedstocks with higher free fatty acid content, gives us a significant cost advantage because many of these feedstocks are residual by-products that have limited alternative uses. Many of our competitors are limited to a more narrow range of feedstocks and, in many instances, their feedstock options are limited to vegetable-based oils, and they have little or no ability to economically process meaningful amounts of lower cost animal-based feedstocks.

Our Seneca, Illinois refinery is designed to have production capacity of 60,000,000 gallons per year. It began start-up operations in March 2008. We have entered into feedstock supply and biodiesel sale agreements for the requirements of this refinery. The Clinton County, Iowa refinery is designed to have a production capacity of 10,000,000 gallons per year.  It began start-up operations in May 2006, and we purchased the refinery in September 2007.  It suffered a casualty in late September 2008, although repairs have been completed with re-start expected to commence in late January or early February 2009.

We are also in the process of developing two additional biodiesel refineries for our own use. We are evaluating potential sites for these additional refineries, engineering and permitting process and have purchased and fabricated certain long-lead time process equipment, which are ready to be installed upon completion of site selection and preparation subject to obtaining sufficient debt and equity financing to support construction, start-up and working capital requirements. The equipment would be the primary equipment for additional capacity of 120,000,000 gallons per year.

Our initial focus was to design and build biodiesel refineries for third parties while we transitioned to our primary business plan of building and operating our own refineries. We have finished this initial phase of our business plan with the completion of the design, construction and startup of three full scale biodiesel refineries for third parties. The first refinery was the Clinton County refinery (which we purchased from the owner in September 2007). The second refinery was completed near DeForest, Wisconsin for Sanimax Energy, Inc. in October 2007 and has a production capacity of 20,000,000 gallons per year. The last such refinery was built in Greenville, Mississippi for Scott Petroleum Corporation and has a production capacity of 20,000,000 gallons per year. Biodiesel production was achieved at the refinery’s full rated capacity in February 2008.  We had previously executed an agreement with Scott for the right to buy 50% of this facility’s production over an initial ten year period at approximately the production cost, excluding plant depreciation.  We were required to pay a tolling fee and other costs to secure the right to purchase this production capacity.  The agreement commenced in September 2008, and, as of October 31, 2008, we had paid approximately $3,390,000 in tolling fees and other costs and had purchased approximately 221,000 gallons of biodiesel related to this agreement.  However, in October 2008, we disputed the calculation of the purchase price of the biodiesel and ultimately refused to take delivery of any additional product.  As a result, Scott exercised their right to request a termination of the agreement, and we accepted the request, which relieved us of any further obligations related to the agreement.

The financial information set forth in Item 6 Selected Financial Data and Item 8 Financial Statements and Supplementary Data are incorporated by reference into this Item 1 Business.

Biodiesel Industry Overview

Biodiesel is a clean burning, biodegradable and renewable, natural fuel composed of mono-alkyl esters of long chain fatty acids derived from vegetable oils, animal fats and recycled cooking oils.  If produced from soybean oil, it may be referred to as soy methyl esters, or SME.  If produced from animal fats, oils or greases, it may be referred to as fatty acid methyl esters, or FAME.  Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel. In addition, 100% biodiesel fuel, or B100, can be used in all compression-ignition (diesel) engines without modifications, which some end users use in environmentally sensitive areas and for large fleets of diesel powered vehicles.

In Illinois, the principal market for our flagship refinery, the majority of the consumption will likely be a blend of 11% biodiesel and 89% petroleum diesel, or B11, due to state tax incentives, although a B5 blend of 5% biodiesel and 95% petroleum diesel is also common in the U.S. and is the most common blend in Europe and Australia. Currently, the key markets in the U.S. for biodiesel and biodiesel blends are diesel blending facilities and distributors, government fleets, mass transit vehicles, commercial fleets and marine fleets, as well as for general use in environmentally sensitive areas. One example of government fleet use is the Portland Water Bureau, which, since 2006, uses a B99 blend (99% biodiesel, 1% petroleum diesel) in its city-owned, diesel-powered vehicles and equipment from spring through fall and a B50 blend (50% biodiesel, 50% petroleum diesel) in the winter.

The biodiesel market has grown significantly over the past several years with most consumption concentrated in the federal, state and local government. According to the National Biodiesel Board, U.S. biodiesel production was approximately 15,000,000 gallons in 2002 and U.S. production has grown to an estimated 690,000,000 gallons in 2008. By comparison, the European biodiesel market is more mature than the U.S. market, having consumed approximately 1 billion gallons of biodiesel in 2005.

Drivers of the biodiesel market include:

·                  Beneficial government initiatives and incentives.  Initiatives and incentives at the federal, state and local government levels enhance the economics and market demand for biodiesel production. These initiatives include tax credits as well as mandates for increased use of biodiesel and biodiesel blends.

·                  Environmental benefits.  Biodiesel is biodegradable, nontoxic and essentially free of sulfur and aromatics. Additionally, biodiesel reduces tailpipe exhaust emissions, greenhouse gas emissions and sulfur dioxide emissions (acid rain) and minimizes black smoke and smog-causing particulate matter.

·                  Easy integration into existing infrastructure.  As discussed above, biodiesel can be used in diesel engines with no modifications as B100 or mixed with petroleum diesel, such as the B11 and B5 blends. A blended biodiesel may enhance petroleum diesel because it has the ability to extend engine life and decrease operating expenses due to the increase in engine lubricity.

·                  Increased energy security.  U.S. domestic oil production has continuously declined while demand has grown since the mid-1980s, increasing dramatically our nation’s import requirements. Use of biodiesel, which can be produced with a variety of feedstocks from both domestic and worldwide sources, can help reduce dependence on imported oil. Many of these feedstocks are normally unfit for human consumption.

·                  Imbalance of supply and demand.  We believe that the biodiesel industry lacks sufficient capacity for production of high quality B100 to meet current and anticipated demand for biodiesel. The United States consumes over 60 billion gallons per year of petrodiesel based on 2006 volumes reported by the Energy Information Administration for No. 1 and No. 2 diesel and fuel oils. Therefore, a mandated blend as low as B5 would require 3 billion gallons of biodiesel production per year. The National Biodiesel Board reports that only 690,000,000 gallons of biodiesel were produced in the United States in 2008 (see chart above), even though 176 biodiesel refineries were operational as of September 29, 2008 with a reported capacity of approximately 2.61 billion gallons per year.

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

Traditional Process.  The traditional process typically requires feedstock (frequently soybean oil) with a free fatty acid content of less than 2% because the presence of higher free fatty acid content during the transesterification process can produce soap, which can prevent the separation of the biodiesel from the glycerin resulting in yield losses and higher production costs.

For this reason, using high free fatty acid feedstocks in the traditional process requires a pretreatment step, consisting of either a steam stripping process to remove the free fatty acids or an acid esterification process to reduce the feedstock’s free fatty acids through a chemical reaction that uses acids, such as sulphuric or hydrochloric acid, which are later removed after transesterification using a water wash process.

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

Innovation.  Nova’s technology and continuous refining processes are fundamentally different from the traditional batch processes.

Quality Standards.

In the U.S., biodiesel quality is measured by ASTM Standard D6751, which specifies the required properties of B100 biodiesel for use as a blend component with petroleum diesel fuel oils. This standard specifies, among other qualities, maximum amounts of free glycerin, total glycerin, water and sediment content, monoglycerides, sulfated ash, total sulfur, copper corrosivity, carbon residue and, magnesium, calcium, sodium and phosphorous. The standard also specifies minimum flash point and cetane numbers.  The ASTM recently revised the standard to include cold soak filtration specifications.  The cold soak filtration test subjects the biodiesel to a soak period at cold temperatures, re-warms the fuel, and then filters the biodiesel through 0.7 micron filter. The test is a qualitative evaluation meant to replicate performance of the biodiesel in cold climates.  Compliance with these standards requires a process that provides for complete transesterification and efficient and thorough separation and purification processes.

In October 2008, ASTM International, published the biodiesel blend specifications for general use.  The new blend specifications included:

·                  ASTM D975-08a, Specification for Diesel Fuel Oils — used for on- and off-road diesel applications; revised to include requirements for up to 5 percent biodiesel.

·                  ASTM D396-08b, Specification for Fuel Oils — used for home heating and boiler applications; revised to include requirements for up to 5 percent biodiesel.

·                  ASTM D7467-08, Specification for Diesel Fuel Oil, Biodiesel Blend (B6 to 20) — a completely new specification that covers finished fuel blends of between 6 (B6) and 20 (B20) percent biodiesel for on- and off-road diesel engine use.

The majority of Original Equipment Manufacturers (OEMs) viewed the adoption of the ASTM blended fuel specification as a key component for full, universal acceptance of B20.  Several OEMs had requested this specification for years, and having it in place makes way for increased usage.  Even before the recent  revisions, hundreds of major fleets are using B20 biodiesel, including all branches of the U.S. military for administrative uses and more than 200 school districts. The blended fuel specification Biodiesel blends are available to the public at more than 1,250 retail filling stations nationwide.

Coupled with the ASTM quality requirements, the U.S. biodiesel industry’s BQ-9000 program ensures organizations have sound quality management systems in place.  Nova’s Seneca refinery recently obtained its BQ-9000 Producer accreditation.

Biodiesel

The price of refined ASTM D6751 biodiesel is primarily related to the price of petroleum diesel. As a result, the profitability of biodiesel production is largely determined by the difference between the cost of feedstocks, which are agricultural commodities not correlated to the price of petroleum diesel, and the price for refined ASTM D6751 biodiesel, which typically sells at a premium to petroleum diesel due to governmental mandates and incentives for use of biodiesel, as well as environmental factors and other market drivers, although during winter months higher cloud point biodiesel typically sells at a greater discount to low cloud point biodiesel and may in some cases even sell at a slight discount to petroleum diesel.  We believe that implementation of the cold soak filtration specification, increasing interest by customers to have low levels of mono-glycerides in biodiesel, and increased customer consumer use of and experience with Nova-quality, distilled biodiesel will help reduce the price disparity.

2008 B100 versus Diesel Price

Source: Jacobsen Commentary and Market News Bulletin January 2009

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

Animal Fats.  Animal fats used for biodiesel production include edible fats, such as tallow and choice white grease with a free fatty acid content of up to 0.8%, inedible fats with a free fatty acid content of up to 10%, and fish oil, poultry fats and other fats and lards with higher free fatty acid content. Our business plan is to focus on the use of as high an amount of inedible animal fats as possible in order to lower the average cost of our feedstocks and seek to avoid competition with feedstocks suitable for human consumption.  Biodiesel produced from animal fats tends to have a higher cloud point than biodiesel produced from soybean oil or corn oil.

Vegetable Oils.  Vegetable oils used for biodiesel production include soybean (the most commonly used biodiesel feedstock in the U.S.), palm, rapeseed or canola (the most commonly used biodiesel feedstock in Europe), corn, camelina, cottonseed, groundnut, sunflower, coconut, olive, castor, sesame and linseed oils.  Soybean oil is the primary feedstock for over 95% of biodiesel produced by traditional processes in the U.S.  Soybean oil can be obtained in various grades with a free fatty acid content of approximately 1% or less.  Corn oil extracted from dried distiller’s grains, a byproduct of the ethanol production process, can have a free fatty acid content of between 1% to 10%.

Second Use Oils and Greases.  Second use oils and greases used for biodiesel production include yellow grease with a free fatty acid content of up to 15% and brown grease with a free fatty acid content of greater than 15%, although these feedstocks tend to be in more limited supply than animal fats and vegetable oils.  Recent changes to the biodiesel blenders excise tax credit have eliminated the disparity in government incentives between second use feedstocks and virgin feedstocks.

Feedstock Costs.  The costs of the various feedstocks depend largely on whether the feedstock may be used in the food market. The graph below shows a higher price associated with a vegetable oil used in the food market vs other inedible fats and greases.  Similar to several other commodities, animal fats and vegetable oil pricing experienced significant volatility over the last twelve months.  Soybean oil (RBD) ranged in pricing from over $0.72/lb to $0.33/lb, versus a prior 15 year average price of approximately $0.22/lb.  Similarly, inedible tallow ranged in pricing from over $0.50/lb to $0.11/lb versus a historical average price of approximately $0.16 per pound.  We believe that there are a variety of market factors responsible for the volatility, which are unrelated to the production of biodiesel.

2008 Feedstock Prices
Source: Jacobsen Commentary and Market News Bulletin January 2009 and Energy Information Administration

SBO (RBD), BFT, CWG, SPF and YG
Weekly Average Wholesale Prices

Government Incentives

In the interest of environmental protection and energy security, federal, state and local governments have enacted a variety of incentives and mandates to promote the production and use of biodiesel. These incentives and mandates generally have three approaches:

·                  To lower the effective cost of biodiesel in order to make it more price competitive with petroleum diesel, primarily through tax credits, rebates and deductions;

·                  To increase the use of biodiesel through mandates, such as requirements for use of a biodiesel blend for certain government fleets or requiring a certain percentage of sales to consist of a biodiesel blend; and

·                  To encourage investments in production and distribution capacity, as well as technology to promote end use of biodiesel, through tax credits, rebates and deductions, grants for construction or purchase of new equipment or government loan guarantees.

Tax Incentives.  The primary federal government incentive intended to lower the effective cost of biodiesel is the biodiesel blenders excise tax credit, which is available to registered blenders of biodiesel and petroleum diesel.  As an independent biodiesel producer, we do not currently have blending operations and, accordingly, are not a direct recipient of the tax credit, but only receive the benefits of the tax credit indirectly through improved pricing of biodiesel. The tax credit is currently set to expire on December 31, 2009.  Due to recent Congressional action signed into law in October 2008, all biodiesel fuel, regardless of feedstock source, now qualifies for the $1.00 per gallon biodiesel incentive as of January 1, 2009. Under the past legislation, biodiesel produced from second use, or non-virgin, feedstocks, such as yellow grease collected from restaurants, was only eligible for a $0.50 per gallon tax incentive. Additionally, the new legislation closes the so-called “splash and dash” loophole, which allowed foreign-produced biodiesel to be sent to the U.S., splash blended to claim the tax incentive, and then shipped to a third country for final use.   In December 2007, the Energy Independence and Security Act of 2007 established a renewable fuels standard for biodiesel use in the United States of one billion gallons by 2012.

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

Use Mandates.  A number of federal and state regulations mandate the use of biodiesel blends. The Energy Independence and Security Act of 2007 requires a 36 billion gallons per year renewable fuels standard (RFS) by 2022, to be administered by the U.S. Environmental Protection Agency. The new RFS begins in 2008 and requires 9 billion gallons of biofuels to be used in 2008 and 11 billion gallons in the following year. The RFS contains three sub-levels:

·                  21 billion gallons of the overall 36 billion gallons mandate are to be “advanced biofuels” (defined as cellulosic ethanol, ethanol derived from sugar or starch, biogas, biomass-based diesel, butanol or other alcohols and other fuel derived from cellulosic biomass) by 2022;

·                  16 billion gallons of that amount, under the same timeframe, are to come from cellulosic biofuel; and

·                  1 billion gallons by 2012 are required to be from biomass-based diesel.

In addition to the federal government, a number of states have mandated state-owned vehicles to reduce petroleum diesel usage through the use of biodiesel blends. For example:

·                  Illinois has required all state- or city-owned diesel-powered vehicles to use a biodiesel blend containing at least 2% biodiesel (B2);

·                  Minnesota is targeting a 10% and 25% reduction in petroleum diesel use by 2010 and 2015, respectively, through the purchase of vehicles that use B20 to B100 blends; and

·                  New Mexico has mandated all cabinet-level agencies, public schools and institutions of higher learning to obtain 15% of their transportation fuel requirements from renewable fuels, including biodiesel, by 2010.

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

Our Competitive Strengths

We believe that our patented, proprietary technology, clearly defined growth plan and experienced management team will combine to provide us with the following competitive strengths:

·                  Patented, proprietary technology consistently produces high quality biodiesel with minimal waste in a continuous process. Our patented, proprietary technology produces biodiesel that consistently exceeds current ASTM D6751 specifications. In addition, our process does not generate significant amounts of toxic or hazardous byproducts that are often found in alternative processes. The principal byproduct generated in our production process is technical grade glycerin with additional byproducts consisting of crude glycerin, a biodiesel “bottoms,” which can be used as a burner fuel, and a “sweetwater” product, which can be used as fertilizer for crop irrigation.  Each of the co-products can be sold to reduce our net biodiesel processing costs. Based upon our experiences to date, the minimal environmental impact of our facilities has resulted in faster facility permitting.

·                  True multi-feedstock technology gives us the ability to use lower-cost feedstock. Our production process is able to use over 25 different feedstocks with free fatty acid levels in excess of 20%, thereby allowing us to use the lowest cost feedstock available at any given time in any given market. Our process can use at any one time a single feedstock, a blend of feedstocks or multiple feedstocks without modification to the process equipment. Because feedstock represents 70 to 80% of biodiesel production costs, the ability to use a variety of potentially cheaper sources, animal fats in particular, dramatically increases our potential profitability and ability to grow.

·                  Clearly defined growth plan based on proven technology. Based on data from the small scale refinery in Butte, Montana, from two years of operation and production from the full scale, 10,000,000 gallons per year Clinton County, Iowa refinery, from nearly two years of operation and production from the 20,000,000 gallons per year Sanimax refinery in DeForest, Wisconsin, from nearly a year of operation and production from the 20,000,000 gallons per year Scott refinery in Greenville, Mississippi, and, most importantly, from the start-up and operation of our 60,000,000 gallons per year flagship refinery in Seneca, Illinois, our technology has been shown to be operationally viable, which has laid the framework for future expansion.

·                  Our decision to construct future refineries using three parallel 20,000,000 gallons per year “trains” producing side-by-side has been very effective. By standardizing and modularizing the production units, we dramatically reduced construction and design risk and compressed construction schedules as evidenced by our completion of the Seneca refinery from ground breaking to mechanical completion in nine months. We intend to employ this same strategy for future potential sites, which we believe will not require significant reengineering or changes in construction methods.

·                  Strategic relationships with high quality equipment, feedstock and distribution partners. We have positioned ourselves to take advantage of the rapidly growing biodiesel market through agreements with business partners throughout the production process. We have entered into feedstock supply and biodiesel fuel sale agreements with affiliates of Kaluzny Brothers, Inc. (Lipid Logistics, LLC) and Gavilon, LLC as well as strategic relationships with equipment vendors, construction subcontractors, instrumentation and controls equipment providers, rail and transport companies and a variety of consumable product suppliers for methanol and other chemical commodities.

·                  Experienced management team. Our management team has extensive operating and finance experience in the energy industry. Our Chairman and CEO, Kenneth T. Hern, served as President of Texaco Saudi, Vice Chairman and Managing Director of Texaco Nigeria and President of Texaco Brazil.  Our Chief Financial Officer, Jay Fillman, was a founder and vice president of Illinois River Energy, LLC, a 50,000,000 gallons per year ethanol refinery located in Rochelle, Illinois.  He was responsible for all financial aspects of the development, capital raising, construction and initial operation of the refinery.  Our operations executives and senior managers have extensive experience in petrochemical facility construction and refinery operations and have successfully overseen the construction of four full-scale biodiesel refineries in the last two years months. Our Chief Operating Officer, Dick Talley, has led Nova’s research and development, process development, design, construction and startup teams for the past eight years and has overseen similar projects throughout the U.S. during his career. Our Vice President of Marketing, Rusty Sammons, most recently worked for ExxonMobil Refining & Supply, where he supervised planning and controls of refinery system turnarounds and large refinery maintenance projects at ExxonMobil’s largest U.S. refinery.

·                  In-house development expertise. Our staff engineers began developing our biodiesel technology in 2000 when Charlie Vignieri, the founder of Kenosha Beef International, sponsored the research and development effort to discover a commercially viable process to produce quality biodiesel in a continuous process from high free fatty acid feedstocks, such as animal tallow. This engineering team further developed and demonstrated the process through the construction and operation of the small scale refinery in Butte, Montana. They continue to develop and refine the process. In the process of continually optimizing our proprietary technology and scaling up our production capacity, we have developed significant in-house engineering competence. The Nova technology and in-house engineering and project delivery teams have built and commissioned four refineries in the last two years, bringing the total production capacity of biodiesel refineries using Nova’s process technology to 110,000,000 gallons per year.

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

Nova Biodiesel Quality.

The Nova process results in consistent high quality production of ASTM D6751 standard biodiesel by replacing the traditional water wash system with a distillation system. In testing our small scale refinery in Butte and in commercial operations at all refineries, we have consistently produced biodiesel that exceeds ASTM D6751 specifications. We believe our consistent biodiesel quality will have a positive effect in marketing our biodiesel as our product gains wider recognition and distribution and as the ASTM D6751 standard is strengthened. As a result of our process, our Seneca refinery obtained BQ-9000 certification in January 2009 from the National Biodiesel Accreditation Commission, an independent committee of the National Biodiesel Board, for our quality assurance program. The BQ-9000 Quality Assurance Program for the Biodiesel Industry seeks to promote the commercial success and public acceptance of biodiesel by helping to assure that biodiesel fuel is produced to and maintained at the ASTM D6751 standard on a consistent basis.  We believe that our Clinton County refinery will also obtain BQ-9000 certification in due course.

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

The production of technical grade glycerin (refined and 97% pure) also provides an additional pricing advantage when compared to the traditional process that can only produce and sell a crude, or splitter’s grade, glycerin, which is typically only 80% to 90% pure. Recently, the market prices for crude glycerin have ranged from $0.03 to $0.08 per pound while the market prices for technical grade glycerin have ranged from $0.18 to $0.25 per pound. These higher selling prices for this portion of the production enables us to potentially reduce our net biodiesel production costs.  Our cost advantage is also enhanced by the waste heat recovery process incorporated into the Nova production system.

Environmental Factors

The Nova process is a completely closed loop system, allowing for the recovery and treatment of vapors and condensable products to provide for odor control and limits on emissions to comply with air quality standards and permit limits. By eliminating the “water wash” step used in traditional processes, the Nova process substantially reduces the amount of waste water and the related water disposal challenges. For example, for a 20,000,000 gallons per year refinery, the traditional process would generate approximately 8,000,000 gallons of waste water. In contrast, the Nova process generates only approximately 140,000 gallons of waste water: a 98.25% reduction in waste water discharge.

Business Strategy

Operation of Biodiesel Refineries.

We have designed our biodiesel refineries, after the first refinery in Clinton County, Iowa, to have a nameplate capacity of 20, 40 or 60,000,000 gallons per year through the construction of either one, two or three 20,000,000 gallons per year “trains” designed to operate in parallel. We believe this design permits us to standardize the engineering of the various vessels, tanks, piping, valves, pumps and motors that comprise a refinery in order to facilitate procurement of the raw materials, equipment and supplies and to provide for modular construction off-site. This approach significantly reduces the construction time of our refineries, and enables standardization of our operating procedures, equipment and spare parts inventories, and permits production from any one train to continue independently of the operational status of an adjacent train.

Nova’s Flagship, BQ-9000 Certified 60,000,000 Gallons Per Year Biodiesel Refinery in Seneca, Illinois

In June 2006, we purchased 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois for a purchase price of $3,650,000 and began construction of 60,000,000 gallons per year biodiesel refinery on the property in April of 2007. The Seneca Shipyard Industrial Park, located southwest of Chicago, Illinois, has ready truck, barge and rail access and we have entered into a Redevelopment Agreement with the Village of Seneca with respect to a tax incentive financing district that will provide a $7,000,000 property tax abatement for the construction of infrastructure improvements and related matters. The refinery began start-up operations in March 2008 and was certified as substantially complete in September 2008.

Nova’s 10,000,000 Gallons Per Year Biodiesel Refinery in Clinton, Iowa

In September 2007, we acquired the Clinton County facility and as a result now own and operate this 10,000,000 gallons per year biodiesel refinery. Nova designed and built this biodiesel refinery for its former owners who used soybean oil as the principal feedstock.

As soon as practicable after our refineries are operating profitably with sufficient capital, our objective is to build additional biodiesel refineries in the twelve to eighteen month period thereafter that will have an additional 120,000,000 to 140,000,000 gallons of annual biodiesel production capacity.  We currently own certain long-lead time process equipment for such capacity, which are ready to be installed upon completion of site selection, permitting and final plant layout and design efforts.  Upon completion of such biodiesel refineries, we will have 190,000,000 to 210,000,000 gallons of annual biodiesel production capacity.  Until our two refineries are operating profitably with sufficient capital, however, implementation of our long-term business strategy will consist mostly of planning and financing activities only.

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

Also, the U.S. armed forces are currently the nation’s single largest consumer of diesel fuel. We believe there is an opportunity to provide fuel to the military’s existing vehicles, as well as future opportunities because it is expected that new government regulations will require that a high percentage of the Department of Defense’s new vehicles be able to use alternative fuels. The United States Post Office, as well as other government agencies, such as the National Parks Service, are expected in the future to be large consumers of biodiesel blends in their vehicles. In addition, the States of Minnesota and Texas have both passed legislation to increase the use of biodiesel in government vehicles.

We have entered into agreements with Gavilon, LLC to sell and market all of our biodiesel production from our Seneca refinery. We are currently engaged in discussions with various distribution channels and large fleet buyers with respect to selling biodiesel production from our Clinton County refinery and our future refineries.

Securing Feedstock Supply.  Because feedstock represents approximately 70% to 80% of biodiesel’s production cost, it is imperative that we are able to acquire raw materials at a reasonable cost in order to be competitive in the marketplace. We have a feedstock supply agreement with Lipid Logistics, LLC for 100% of the Seneca refinery’s requirements. We are currently engaged in negotiations with other large food processing and rendering companies in an effort to obtain commitments for the supply of lower cost feedstock, which we believe would consist largely of feedstocks that are not normally fit for human consumption.

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

We have entered into agreements with Lipid Logistics, LLC to manage the logistics and supply of feedstock and with Gavilon to manage the logistics for the offtake of biodiesel for the Seneca refinery. We have also entered into railcar leases for 125 insulated tank cars to ship biodiesel from the refineries.  The leases are for 60 months beginning upon delivery and will be treated as operating leases for accounting purposes. The average rent for each car is approximately $680 per month. The railcars are used as necessary for the logistics requirements for our Clinton County refinery and our Seneca refinery.

Business Partners.  In addition to building refineries for our own account, we intend to seek out business partners who are strategically situated to help us with respect to the engineering, construction and operation of biodiesel refineries for our mutual benefit. An example of such a strategic partner might be a supplier of feedstock or consumables or a distributor of diesel fuel who can also provide a portion of the equity or debt financing necessary to obtain project financing for the joint venture’s engineering and construction of a biodiesel refinery, as well as any working capital financing requirements.

Earlier Focus.  Since the formation of our engineering and construction subsidiary, Biosource America, Inc., we initially focused on the completion of the construction of three biodiesel refineries for third parties in Clinton County, Iowa, DeForest, Wisconsin and Greenville, Mississippi while validating the technology on a commercial scale and planning for the financing and construction of biodiesel refineries for our own account. We purchased the Clinton County refinery in September 2007. All refineries are now fully operational.

International Expansion.  Our long term business strategy includes expanding into international markets. In Europe, concerns over bovine spongiform encephalopathy, or Mad Cow Disease, have led to restrictions on the use of animal tallow in animal feed, resulting in a marked decline in the market prices for tallow.  Brazil has long been a world leader in the development and production of alternative fuels, such as ethanol, and there appears to be significant government interest in building a biodiesel infrastructure as well.  Accordingly, we are actively seeking business partners for the construction of biodiesel refineries in the U.K., South America and Europe. Further, the Nova process allows for the use of high free fatty acid palm oils that are currently a waste product for palm oil producers in Southeast Asia and Latin America. When coupled with government incentives for the construction of biodiesel refineries in developing countries, we believe there are excellent opportunities for expansion into foreign markets. We intend to continue to evaluate several other international markets and opportunities.

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

Competition

The National Biodiesel Board reports that, as of September 2008, there were approximately 176 commercial biodiesel refineries in the U.S. with an annual production capacity of approximately 2.61 billion gallons per year. In addition, the National Biodiesel Board reports that, as of September 2008, there were 39 commercial biodiesel refineries under construction and one existing commercial biodiesel refinery undergoing expansion in the U.S. The total additional anticipated annual production capacity of these plants under construction or expansion is approximately 850 million gallons per year.

The biodiesel production market is very dynamic as there are a number of new entrants that may have greater access to capital or low cost feedstock. For example, large international agricultural companies, such as Archer Daniels Midland Corporation, or ADM, and Bunge Limited have begun to build or sponsor biodiesel refineries to take advantage of their access to agricultural feedstock. ADM is already the largest ethanol producer in the United States and has publicly stated an intention to build biodiesel refineries in the United States to complement its ethanol production and to take advantage of its vertically integrated agricultural supply chain. ADM estimates that, as of August 11, 2007, it had 1,600,000 metric tons of biodiesel production capacity worldwide. In addition, major energy companies have expressed an interest in investing in renewable energy projects, including biodiesel. Chevron Corporation, for example, reports that it has spent over $1.5 billion on renewable energy projects since 2000.

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

Employees

As of October 31, 2008, we had approximately 90 full-time equivalent employees. We believe our relations with our employees are good.

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

Originally, our common stock was quoted on the Over-The-Counter Bulletin Board System under the symbol “NVBF.” On May 9, 2007, the American Stock Exchange approved our listing application to trade our common stock on that exchange. Our common stock started trading on the American Stock Exchange under the symbol “NBF” on May 14, 2007.

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

Available Information

Our website address is www.novabiosource.com. We make available, free of charge through the Investor Relations portion of the website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website. Information contained on our website is not part of this report.

ITEM 1A.  RISK FACTORS

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

We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating and capital purposes for the remainder of fiscal year 2009.  As a result, we are in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for operation of our Seneca refinery at full capacity, modifications and operations of our Clinton County refinery and corporate overhead.  The revenues generated from designing and building biodiesel refineries for third parties were insufficient to cover the anticipated final costs of construction, and the proceeds from our most recently completed private placements of securities are not sufficient to fund operations as currently contemplated.  We must secure additional financing of approximately $20,000,000 to fund additional working capital requirements as the Seneca refinery reaches full production, to cover general and administrative expenses, and to pay operating expenses that are expected to be incurred before the refining operations at Seneca become profitable.  The additional capital may be provided by common or preferred equity or equity-linked securities, debt, tolling arrangements with industry participants, project financing, joint venture projects, a strategic business combination, particularly with a strategic partner with access to low-cost feedstocks such as corn oil extracted from dried distillers grains, or a combination of these.  We will require additional capital to continue to expand our business beyond the initial phase.  Limitations on the anti-dilution adjustments of our outstanding convertible notes implemented to comply with the American Stock Exchange listing rules, and related covenants, significantly constrain the amount of equity capital we can raise until such time as we can obtain stockholder approval to remove such anti-dilution adjustment limitations.  There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all.  If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

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

We will be required to pursue sources of additional capital through various means, including joint venture projects, tolling arrangements, which may include a profit sharing component, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing or strategic business combination transaction in a timely fashion or at all.  In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means.  Future financings through equity investments are likely, and these are likely to be dilutive to the existing shareholders as we issue additional shares of common stock to investors in future financing transactions and as these financings trigger anti-dilution adjustments in existing equity-linked securities.  Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under employee equity incentive plans, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results.

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

Our current operating cash flow depends on our ability to timely and economically operate our Seneca biodiesel refinery.  Refinery operations require significant amounts of capital to procure feedstock before account receivables are paid for finished biodiesel.  If our biodiesel refining operations are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback.  Prolonged problems may threaten the commercial viability of our refineries.  Moreover, the occurrence of significant unforeseen conditions or events in connection with these refineries may require us to reexamine the thoroughness of our due diligence and planning processes.  Any change to our business model or management’s evaluation of the viability of these projects may adversely affect our business.

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

Our results are substantially dependent on many different commodity prices, especially prices for biodiesel, petroleum diesel, feedstock and materials used in the construction of our refineries.  From 2006 to the fall of 2008, prices for all varieties of feedstock increased to record levels, which were approximately twice the level from when construction began on our refineries.  The price of petroleum diesel and biodiesel increased at approximately a similar pace.  Since the fall of 2008, the global economic downturn has resulted in significant declines in prices for petroleum diesel and biodiesel.  During periods when feedstock and diesel prices are rising, in the absence of any commodity price risk mitigation strategies, the sale of finished biodiesel would generally result in higher margins due to the time difference between when feedstocks are procured and paid for and when the resulting biodiesel is delivered and paid for.  Conversely, during periods when feedstock and diesel prices are declining, in the absence of any commodity price risk mitigation strategies, the sale of finished biodiesel would generally result in lower or negative margins due to the same time differences.  This effect becomes especially pronounced in periods of extreme and rapid commodity price changes.  We currently do not have sufficient working capital to purchase commodity forwards, futures, options or puts to fully implement a robust commodity price risk mitigation strategy.

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

The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, the level of feedstock use as feed for livestock, factors affecting crop yields, farmer planting decisions, foreign demand for feedstock and general economic, market and regulatory factors.  These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply.  The significance and relative effect of these factors on the price of feedstock is difficult to predict.  The prices for most commonly available biodiesel feedstocks were at or near record high levels until the fall of 2008 and then fell dramatically.  Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business.  In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages or quality control issues of feedstock providers.  For example, some animal rendering operations produce feedstock with unacceptable levels of polyethylene, which must be rejected before the feedstock enters the refinery.  Such a shortage or quality control issues could require us to suspend operations until sufficient feedstock of acceptable quality is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position.  The price we pay for feedstock at a refinery could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstocks.

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

The cloud point for a fuel is the temperature at which the liquid becomes cloudy due to formation of crystals and solidification of saturates.  With decreasing temperature, more solids  form and the material approaches the pour point, the lowest temperature at which the material will pour.  A lower cloud point means the fuel will flow more readily in cold weather.  No. 2 diesel and No. 1 diesel are used extensively for automotive transportation. Although the cloud points for these products vary depending on the origin refinery and the time of the year, an indicative range observed for No.2 diesel is –14°C to -23°C. In contrast, the cloud points of soybean-based, yellow grease-based and animal tallow-based pure biodiesel, or B100, are approximately 0°C, 5°C and 10°C, respectively.  Testing conducted in 2005 by the Biodiesel Cold Flow Consortium established by the National Biodiesel Board demonstrated that the cloud points of soybean-based, yellow grease-based and animal tallow-based 2% blended biodiesel, or B2, varied only a few degrees from the cloud point of No. 2 diesel.  However, there exists a discount in the marketplace for B100 biodiesel with high cloud points.  This discount may range from $0.50 to $1.15 per gallon depending on the season, with a lower discount during warmer months and a higher discount in the summer months.

In addition to the decline in price differential between biodiesel and petroleum-derived diesel expected during the colder months, it is likely that the discount for biodiesel produced from animal fats, oils and greases will increase during colder weather.  This may also require us to use particular feedstocks that customers believe are better suited for their climate, which could require us to purchase more expensive feedstocks and increase our cost of sales.  In addition, the testing conducted by the Biodiesel Cold Flow Consortium showed that successful blending of biodiesel with petroleum-based diesel would require the biodiesel to be heated to approximately 10°C above its cloud point.  This would necessitate the use of heated facilities in order to produce a blended product, which may increase blending costs and the resulting cost of biodiesel sold to the public.  Further, at low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks, which would increase storage costs.  Any reduction in the demand for or pricing of, or increased costs of, our biodiesel will reduce our revenue and have an adverse effect on our financial condition and results of operations.

The U.S. biodiesel industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The production of biodiesel is made significantly more competitive by federal and state tax incentives.  The federal excise tax incentive program for biodiesel was originally enacted as part of the American Jobs Creation Act of 2004, but is scheduled to expire on December 31, 2009.  Since January 1, 2009, this program provides fuel blenders, generally distributors, with a one-cent tax credit for each percentage point of biodiesel blended with petroleum diesel.  As a producer, we do not directly receive the biodiesel tax credit.  For example, distributors that blend biodiesel with petroleum diesel into a B20 blend would receive a twenty cent per gallon excise tax credit.  These tax credits generally allow for B100 biodiesel to sell at a premium over wholesale petroleum diesel, although the wholesale price paid by a blender to a producer may not reflect the full amount of the tax credit and the amount of the premium, if any, is generally less during colder months.

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

The biodiesel industry is new, and general public acceptance of biodiesel is uncertain, particularly with respect to biodiesel produced from animal-derived fats, oil and greases. For example, in many markets animal-derived biodiesel sells at a discount compared to soy-derived biodiesel. Public acceptance of biodiesel produced by the Nova process as a reliable, high-quality alternative to diesel may be limited or slower than anticipated due to several factors, including:

·                                          public perception that biodiesel produced from animal-derived fats, oil and greases or waste vegetable oils does not consistently comply with ASTM D6751 or other applicable standards;

·                                          public perception that the use of biodiesel will require excessive engine modifications, or that engines running biodiesel will not reliably start in cold conditions;

·                                          actual or perceived problems with biodiesel quality or performance; and

·                                          concern that using biodiesel will void engine warranties.

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

As of October 31, 2008, we had approximately 90 full-time equivalent employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel. We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions. Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market and other conditions. No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

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

Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:

· adequate rail capacity, including sufficient numbers of dedicated tanker cars;

· sufficient storage facilities for feedstock and biodiesel;

· increases in truck fleets capable of transporting biodiesel within localized markets; and

· expansion of refining and blending facilities to handle biodiesel.

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

In addition, environmental regulatory standards for emissions into the air may adversely affect the market for biodiesel. For example, while biodiesel is generally believed to reduce emissions of hydrocarbons, sulfur, carbon monoxide and particulate pollutants, its effect on the emissions of nitrogen oxide in comparison to petroleum diesel are not, at this time, clearly established. We cannot give assurance that the application of environmental laws to our business will not cause us to limit our production, to significantly increase the costs of our operations and activities, to reduce the market for our products or to otherwise adversely affect our financial condition, results of operations or prospects.

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

Our strategy includes expanding our business operations. If we fail to effectively manage the growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

· meet our capital needs;

· expand our systems effectively, efficiently or in a timely manner;

· allocate our human resources optimally;

· identify and hire qualified employees or retain valued employees; or

· effectively incorporate the components of any business that we may acquire in the future.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting, provide a report on our assessment and obtain a report by our independent auditors addressing our assessments. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting and financial resources.

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

The gross margins of our refineries depend on the spread between biodiesel and feedstock prices. At present, our Clinton County refinery cannot process lower cost, high free fatty acid feedstocks.  Until we are able to make capital improvements to the Clinton County refinery to fully allow use of less expensive feedstocks, the Clinton County refinery will be limited to soybean oil, choice white grease and other low free fatty acid feedstocks.  The spread between biodiesel prices, especially with respect to animal fat-derived biodiesel, and feedstock prices has narrowed significantly in recent periods.  Our principal feedstocks do not necessarily have a direct price relationship to the price of biodiesel.  The price of these feedstocks is influenced by general economic, market and regulatory factors and has been extremely volatile recently. Any conditions that negatively impact the supply of these feedstocks, such as decreased soybean acres planted by farmers, increased costs of corn for animal feed, severe weather or crop disease, or factors that increase demand for these feedstocks, such as increasing biodiesel production or changes in governmental policies or subsidies, will tend to increase feedstock prices.

Farmer planting decisions are a key driver of the price of crop-based feedstocks. In the past two decades, soybean acreage in the U.S. has ranged from approximately 58,000,000 acres to approximately 75,000,000 acres. Planting decisions for 2009 and beyond are likely to be based on relative government supports and anticipated crop prices.  If there is a general decrease in planted acres of soybeans and other oilseed crops, the price for these feedstocks may increase, which may cause our multi-feedstock capable competitors to switch to low free fatty acid animal-derived fats as a feedstock. The expected ripple effect of this switch may likely be a corresponding increase in the cost of high free fatty acid feedstocks, which would increase our costs of producing biodiesel.

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

In addition to the limited trading market, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, many of which are beyond our control, including:

·                                          dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies, and the further dilution caused by anti-dilution adjustments made to our outstanding equity-linked securities as a result of such issuances;

·                                          announcements of new financings, refinery startups, acquisitions and other business initiatives by our competitors;

·                                          fluctuations in revenue from our biodiesel refineries;

·                                          volatility in the market for biodiesel fuel commodities and/or generally in the capital markets;

·                                          changes in the availability of feedstock on commercially economic terms;

·                                          changes in the availability of the rail transportation equipment or access to the rail transportation system;

·                                          changes in the demand for biodiesel fuel, including changes resulting from the expansion of other alternative fuels;

·                                          changes in the social, political and/or legal climate in the regions in which we will operate;

·                                          quarterly variations in our revenues and operating expenses;

·                                          changes in the valuation of similarly situated companies, both in our industry and in other industries;

·                                          changes in analysts’ estimates affecting us, our competitors or our industry;

·                                          changes in the accounting methods used in or otherwise affecting our industry;

·                                          additions and departures of key personnel;

·                                          announcements of technological innovations or new products available to the biodiesel refineries industry;

·                                          announcements by relevant governments pertaining to incentives for alternative energy development programs;

·                                          fluctuations in interest rates, exchange rates and the availability of capital in the capital markets; or

·                                          significant sales of our common stock, including sales by shareholders holding shares of common stock issued in the share exchange and future investors in future offerings from which we expect to raise additional capital as well as short sales and other hedging transactions facilitated by the securities loan agreement described in our consolidated financial statements filed with our most recent quarterly report, which was implemented to facilitate the offering and sale of our convertible notes.

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

As of December 31, 2008, 110,047,996 shares of our common stock were outstanding. Substantially all such shares have satisfied the initial holding period of Rule 144. As a result, substantially all shares held by non-affiliates are eligible for trading.   No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock. If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline. The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants, options and convertible notes may be available for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock. As of October 31, 2008, we had options, warrants and convertible notes outstanding that may be exercised or converted at various times to acquire approximately 40.1 million shares, or approximately 26.7% of our common stock on a fully diluted basis. The future sale of these shares may adversely affect the market price of our common stock. Shares issued upon exercise of our outstanding options, warrants and convertible notes will also cause immediate and potentially substantial dilution to our existing shareholders. In addition, as long as these options, warrants and convertible notes remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

Our existing shareholders can exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

As of December 31, 2008, Kenneth T. Hern, our Chairman and Chief Executive Officer, owned approximately 12.7% of our outstanding common stock.  Further, J.D. McGraw, our former Vice-Chairman, also owned a significant number of our shares of outstanding common stock, and Michael McGowan, one of the original founders of Biosource America, owned approximately 11.2% of our outstanding common stock.  As a result, these shareholders, acting individually, together or with others, could exert significant influence over substantially all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these shareholders.  The interests of these shareholders may not always coincide with our interests as a company or the interest of other shareholders.  Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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

As of October 31, 2008, we had approximately $96,664,000 in total long-term debt.  Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility.

We face several risks relating to our need to complete additional financings in the future.  We must secure additional working capital financing for our Seneca biodiesel refinery of approximately $15,000,000.  If we build additional refineries, financing for the additional biodiesel refineries are likely to be at a level likely to be higher than that for our Seneca refinery. We anticipate that a 60,000,000 gallon per year biodiesel refinery built by third party contractors will cost approximately $75,000,000 to $120,000,000 to build, exclusive of any capitalized interest costs, land acquisition costs, the costs of related or ancillary infrastructure and working capital costs.  However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost overruns.  The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques.  Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders and may trigger anti-dilution adjustments under our outstanding equity-linked securities.  It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

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

There are risks associated with the U.S. federal income tax consequences of owning our securities.  Because the tax consequences of owning our securities are complex and certain tax consequences may differ depending on the holder’s particular tax circumstances, each potential investor should consult with and rely on its tax advisor about the tax consequences. In addition, there can be no assurance that the U.S. federal income tax treatment currently applicable to owning our securities will not be modified by legislative, administrative, or judicial action that may have a retroactive effect. No representation or warranty of any kind is made with respect to the acceptance by the Internal Revenue Service or any court of law regarding the treatment of any item of income, deduction, gain, loss or credit by an investor on its tax return.

The effect of the lending of our shares of common stock pursuant to a share lending agreement, including sales of our common stock in short sale transactions, may lower the market price of our common stock.

As described in the notes to our consolidated financial statements included in this report, two stockholders entered into a securities loan agreement to facilitate the offering and sale of our convertible notes.  We expect that these shares are being used to facilitate transactions by which investors in our convertible notes may hedge their interests in the convertible notes. The effect of these transactions could have a negative effect on the market price of our common stock.  The market price of our common stock also could be negatively affected by short sales or other derivative trades of our common stock by the purchasers of the convertible notes to hedge their investment in the convertible notes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 109 North Post Oak Lane, Suite 422, Houston, Texas 77024, which our chief executive officer and other senior executive officers use without charge. We also lease 3,000 square feet of office space in Butte, Montana and lease a 3,200 square foot building in Butte, Montana for our small scale refinery. We own 54 acres of land in the Shipyard Industrial Park of Seneca, Illinois where our 60,000,000 gallons per year biodiesel refinery is located. The Seneca Shipyard Industrial Park, located southwest of Chicago, Illinois, has ready truck, barge and rail access. We have entered into a redevelopment agreement with the Village of Seneca with respect to a tax increment financing district that will provide a property tax abatement of up to $7,000,000 for the construction of infrastructure improvements and related matters. We have obtained debt financing for the refinery, which includes grants of security interests in the property, plant and equipment.

We own a 10,000,000 gallons per year biodiesel refinery in Clinton, Iowa, which is situated on about 10 acres of land and is subject to a mortgage in favor of our convertible note holders.

We believe the condition of each of our properties is good for its current intended use.

ITEM 3. LEGAL PROCEEDINGS

We are currently not subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the American Stock Exchange under the symbol “NBF.”

Prior to May 14, 2007, our common stock was traded over-the-counter and quoted on the OTC Bulletin Board on a limited and sporadic basis under the symbol “NVBF.” Our common stock was originally approved for quotation on the OTC Bulletin Board system on April 5, 2005 under the symbol “NVAO.” Our symbol was changed to “NVBF” on November 1, 2006 in connection with the change of our corporate name to Nova Biosource Fuels, Inc.

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

Common Stock

	Bid Price
	Low	High
2007
Quarter ended January 31, 2007	$2.05	$3.13
Quarter ended April 30, 2007	$2.35	$4.05
Quarter ended July 31, 2007(1)	$2.80	$3.17

	Sale Price
	Low	High
Quarter ended July 31, 2007(1)	$2.12	$3.10
Quarter ended October 31, 2007	$2.46	$3.10

2008
Quarter ended January 31, 2008	$1.53	$3.00
Quarter ended April 30, 2008	$1.07	$2.25
Quarter ended July 31, 2008	$0.30	$1.33
Quarter ended October 31, 2008	$0.12	$0.43

(1)           Reflects the listing of our common stock on the American Stock Exchange on May 14, 2007 and the transition from high and low reported bid prices on the OTC Bulletin Board System to high and low reported sales prices on the American Stock Exchange.

Our registrar and transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038. As of December 31, 2008, there were approximately 277 holders of record of our common stock and 110,047,996 shares of common stock outstanding.

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations and growth or repay present debt obligations. Terms and conditions of our convertible notes outstanding have restrictions that presently affect our ability to pay dividends. At October 31, 2008, under the covenants contained in the convertible notes indenture, we would not have been permitted to pay any dividends.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this report and incorporated herein by reference.

All sales of unregistered securities we made during the period covered by this report have been reported on Current Reports on Form 8-K filed with the SEC.

We made no repurchases of common stock during fiscal 2008.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return of our common stock since our common stock began trading on the OTC Bulletin Board on April 13, 2005, compared to the cumulative total stockholder returns of the Russell 2000 Index (^RUT) and the Ardour Global Index (North America) (AGINA), a capitalization-weighted, float-adjusted index of alternative energy stocks in North America published by Ardour Global Indexes, LLC. The comparison assumes a hypothetical investment in our common stock and each of the foregoing indices of $100 at the adjusted closing price of Nova common stock on April 13, 2005 of $0.03 per share, which reflects the 3 for 2 stock split of April 24, 2006. The graph assumes all cash dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and associated table should be read in conjunction with Item 1 Business—Company History, which contains a description of the changes in Nova’s business since it was organized in September 2000. The graph and related disclosure in no way reflect our forecast of future financial performance.

	4/13/2005	10/31/2005	10/31/2006	10/31/2007	10/31/2008
Nova Biosource Fuels (NBF)	$100.00	$500.00	$8,000.00	$9,133.33	$733.33
Ardour Global Index Fund North America (AGINA)	$100.00	$98.85	$107.88	$134.57	$67.46
Russell 2000 Index (^RUT)	$100.00	$107.31	$127.27	$137.42	$89.21

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. This data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and the consolidated financial statements and related notes thereto included elsewhere herein. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

			Period from inception
	Year Ended October 31,		(December 1, 2005) –
	2008	2007	October 31, 2006
Statement of Operations Data:
Revenues	$67,427,000	$24,938,000	$16,211,000
Cost of goods sold	$74,117,000	$30,989,000	$21,912,000
Operating expenses	$31,830,000	$15,003,000	$21,712,000
Operating loss	$38,520,000	$21,054,000	$27,413,000
Other income (expense)	$(3,778,000)	$1,638,000	$(1,102.000)
Net loss	$42,298,000	$19,416,000	$28,515,000

Basic and diluted net loss per share:	$(.38)	$(.18)	$(.38)

	As of October 31,
	2008	2007	2006
Balance Sheet Data:
Cash and equivalents	$1,625,000	$26,165,000	$21,826,000
Current assets	$15,110,000	$34,256,000	$23,793,000
Restricted cash and investments	$12,312,000	$11,125,000	$—
Total assets	$120,208,000	$125,544,000	$40,491,000
Current liabilities	$18,083,000	$17,378,000	$20,733,000
Long-term debt	$89,664,000	$57,778,000	$—
Total liabilities	$107,747,000	$75,156,000	$20,733,000
Stockholder’s equity	$9,887,000	$46,408,000	$15,756,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Our Business

We are an energy company that refines and markets ASTM D6751 quality biodiesel and related co-products from a variety of feedstocks, such as animal-derived fats, vegetable-based oils and greases. Our strategy is to profitably use our patented, proprietary biodiesel technology and become the industry leader in the production of biodiesel. Biodiesel is a clean burning, non-toxic, biodegradable and renewable fuel.  Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel.

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

Our patented, proprietary technology enables us to refine biodiesel that meets and exceeds the industry’s product specifications and quality standards published by the American Society of Testing and Materials or ASTM. We believe our technology allows us to process over 25 different animal-derived fats, vegetable-based oils and greases with free fatty acid levels in excess of 20% and produce our two principal products: ASTM D6751 quality biodiesel and technical grade glycerin.

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

We currently own and operate two full scale biodiesel refineries with an aggregate production capacity of 70,000,000 gallons per year. Our flagship full scale refinery is fully operational in Seneca, Illinois with an annual biodiesel production capacity of 60,000,000 gallons. Our other full scale refinery is fully operational in Clinton County, Iowa with an annual biodiesel production capacity of 10,000,000 gallons. We also own a smaller scale biodiesel refinery in Butte, Montana, which we use primarily for research, development and technology demonstration purposes.

As soon as practicable after our refineries are operating profitably with sufficient capital, our objective is to build additional biodiesel refineries in the twelve to eighteen month period thereafter that will have an additional 120,000,000 to 140,000,000 gallons of annual biodiesel production capacity. We currently own certain long-lead time process equipment for such capacity, which are ready to be installed upon completion of site selection, permitting and final plant layout and design efforts. Upon completion of such biodiesel refineries, we will have 190,000,000 to 210,000,000 gallons of annual biodiesel production capacity. Until our two refineries are operating profitably with sufficient capital, however, implementation of our long-term business strategy will consist mostly of planning and financing activities only.

Current Plan of Operations

Prior to September 2007, our results of operations generally reflect those of a biodiesel refinery engineering and construction company.  The last of three biodiesel refineries that were designed and constructed for others was completed in February 2008.  The Clinton County refinery discussed above was one of the three built for others under a construction contract.

A second biodiesel refinery built for others is located near DeForest, Wisconsin and is owned by Sanimax Energy, Inc.  This refinery has a production capacity of 20,000,000 gallons per year, was completed in October 2007 and has been producing ASTM D6751 biodiesel from animal-based feedstocks with a free fatty-acid content of between 7 and 15% and technical grade glycerin in excess of 95% purity levels.

The last plant built for a third party is located in Greenville, Mississippi and is owned by Scott Petroleum Corporation.  The Scott refinery has a production capacity of 20,000,000 gallons per year.  Biodiesel production was achieved at the refinery’s full rated capacity in February 2008.  We had previously executed a tolling agreement with Scott for the right to buy 50% of this facility’s production over an initial ten year period at approximately the production cost, excluding plant depreciation, plus a mark-up.  We were required to pay a tolling fee and other costs to purchase this production capacity.  The agreement commenced in September 2008, and as of October 31, 2008 we had paid approximately $3,390,000 in tolling fees and other costs and had purchased approximately 221,000 gallons of biodiesel related to this agreement. However, in October 2008, we disputed the calculation of the purchase price of the biodiesel and ultimately refused to take delivery of any additional product.  As a result, Scott exercised its right to request a termination of the agreement, and we accepted the request. Under the terms of the tolling agreement, as amended, we believe we have no further obligations to Scott under the tolling agreement.

More recent results of operations reflect our transition from engineering and construction activities to biodiesel production and operations.  Beginning in September 2007, our operations began to reflect the costs of completing, starting up, testing and operating our own refineries.  Our first revenue from biodiesel and related co-product sales occurred in September 2007 with the acquisition of the Clinton County refinery, which we had previously designed and built for a third party.  On March 31, 2008, we commissioned our Seneca refinery and began the start up, testing and transition to commercial operations.  Our Seneca refinery was certified as substantially complete in September 2008, although additional work and testing must be completed prior to certification of final completion.

As noted above, our current business focus is to operate our biodiesel refineries profitably with sufficient capital.  To achieve this objective, we must accomplish the measures described below for each of our refineries.

Seneca Refinery

As noted above, our Seneca refinery is designed to have production capacity of 60,000,000 gallons per year. The refinery consists of three independent production systems or trains, each capable of producing and refining 2,400 gallons per hour or 20 million gallons per year of biodiesel, which would require approximately 3,500,000 pounds of feedstock per week per train.  Due to the recent volatility of the economic environment and the seasonality of biodiesel usage and sales, it would not be profitable to operate the refinery at this level.  The current relative prices of biodiesel and feedstock do not provide for acceptable profit margins as production increases. In addition, we currently do not have sufficient working capital at the Seneca project subsidiary in order to operate the refinery at full capacity, should the markets allow.  We are seeking additional debt or equity financing, such as through expansion of our working capital credit facility from $5,000,000 to $20,000,000 through syndication of the facility with additional lenders or through tolling arrangements with market participants, to obtain the desired working capital.  Until such time, our plan is to operate the Seneca refinery at 50% to 70% capacity, which we believe can be supported by our current levels of working capital and would result in breakeven to slightly profitable results at the refinery level depending on feedstock costs, biodiesel sales prices and operational efficiency.

Our Seneca refinery is supported by two business partners:  Lipid Logistics, LLC, (“Lipid”), an affiliate of Kaluzny Bros., Inc., which supplies the Seneca refinery’s feedstock requirements and Gavilon, LLC (“Gavilon”), formerly ConAgra Trade Group, which purchases the biodiesel fuel produced and manages the truck, rail and barge transportation logistics for the refinery.

All three production trains have been operated at rated capacity, processing feedstock with free fatty acid levels in excess of 10%, including a test run using only high free fatty acid corn oil extracted from dried distillers grains, to produce ASTM D6751 quality biodiesel.  To date, the Seneca refinery has produced approximately 18,000,000 gallons of biodiesel.  As noted above, the refinery achieved substantial completion in September 2008.  Substantial completion is defined as a milestone in which the refinery has achieved minimum performance requirements for product quality, throughput and yield at 80% of the overall rated capacity of the refinery.  This milestone indicates that the technology functions as designed, the construction is complete, and commissioning, startup and training of operations staff have reached a point in which the refinery is considered self sufficient.

Clinton County Refinery.

Our Clinton County, Iowa refinery is fully operational and has a production capacity of 10,000,000 gallons per year.  We designed and constructed this refinery for a third party, and it became operational in August 2006.  In September 2007, we acquired the refinery from the original owners.  Currently, our Clinton County refinery can only process feedstocks with a composite free fatty acid content of up to 2%.  After acquiring the refinery, we implemented certain capital improvements designed to enhance reliability and stability and began to operate the refinery using a blend of low free fatty acid feedstocks, such as choice white grease and tallows, to develop operator experience and to take advantage of the summer season when biodiesel sales prices tend to be higher.  We plan capital expenditures of between $3,500,000 and $6,500,000 over the next year to enable the refinery to process feedstock with higher free fatty acid content, and we may make additional capital expenditures to improve reliability and operating efficiency. The additional equipment that we intend to add will enable the plant to continue to produce the same superior quality biodiesel but from a much wider range of lower cost feedstocks that include animal-derived fats, oils and greases and high free fatty acid corn oil extracted from dried distiller grains.  This plant suffered a minor fire in October of 2008 and all repairs were completed in December of 2008.  Production is scheduled to resume in the first calendar quarter of 2009 should market conditions remain favorable.

Process Economics

Biodiesel production costs are highly dependent on feedstock prices, with feedstock representing approximately 75% to 85% of the finished product cost.  Our biodiesel refineries have a design yield standard of between 8.0 and 8.7 pounds per gallon depending upon feedstock impurities.  Processing costs, including depreciation, capital costs and interest, net of co-product revenue are approximately $0.90 to $1.00 per gallon when operating at full capacity.  Sales prices for B100 produced from animal-derived fats typically range from approximately $0.20 under to $0.20 over the wholesale (rack) prices for #2 petroleum diesel.  The variability in the price of this B100 when compared to petroleum diesel is due, in part, to the federal biodiesel excise tax credit received by petroleum blenders, state tax incentives and biodiesel use mandates.  Sales price for B100 produced from soybean oil, canola oil or corn oil typically range from approximately $0.80 to $1.10 over the wholesale (rack) prices for #2 petroleum diesel.  The higher spreads for these types of B100 are due, in part, to the perceived advantages of a lower cloud point of the finished product, a difference we believe becomes negligible when blended to a level at or below B20.  We have noted that there appears to be no price differential for B20 and lower blends based on the source of B100 used as a blendstock.  B100 sales prices actually received may vary from these ranges due to forward sales commitments, disruptions in supply and demand, seasonal variations with higher cloud point B100 receiving a lower spread during colder months, geographic region of the country, industry and fleet acceptance of biodiesel blends and other factors.  Our plan is to take advantage of our multi-feedstock technology to use the lowest cost feedstock available in the requisite quantities to generate the highest margin possible based on prevailing prices for B100.  This dramatic drop in retail diesel fuel prices has contributed greatly to the instability of the B100 market.

Execution of Current Plan

Execution of our business plan for the next twelve months will require the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for our refining and marketing business. We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating and capital purposes for fiscal year 2009. As a result, we are in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for operation of our Seneca refinery at full capacity, completing our planned modifications and operation of our Clinton County refinery and corporate overhead.

We must secure additional financing of approximately $20,000,000 to fund additional working capital requirements as the Seneca refinery reaches full production to cover general and administrative expenses and to pay operating expenses that are expected to be incurred before our refining operations become profitable.  The additional capital may be provided by common or preferred equity or equity-linked securities, debt, tolling arrangements with industry participants, project financing, joint venture projects, a strategic business combination, particularly with a strategic partner with access to low-cost feedstocks such as corn oil extracted from dried distillers grains, or a combination of these.

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

There has been a recent deterioration in the debt and equity capital markets for alternative energy companies.  Accordingly, there can be no assurance that we will be successful in raising additional capital in fiscal year 2009.  Any such funds will supplement cash generated from operations at our refineries.

Long-Term Plan of Operations

As soon as practicable after both of our refineries are operating profitably with sufficient capital, our objective is to build additional biodiesel refineries in the twelve to eighteen month period thereafter that will have an additional 120,000,000 to 140,000,000 gallons of annual biodiesel production capacity.  We currently own certain long-lead time process equipment for such capacity, which is ready to be installed upon completion of site selection, permitting and preparation.  Upon completion of such biodiesel refineries, we will have 190,000,000 to 210,000,000 gallons of annual biodiesel production capacity.  Until our refineries are operating profitably with sufficient capital, however, implementation of our long-term business strategy will consist mostly of planning and financing activities only.

We have been evaluating potential sites for additional refineries, which we anticipate would incorporate our 20,000,000 gallon process train configuration successfully employed at our Seneca refinery.  We will evaluate a number of factors when selecting a site for development of future refineries, including the terms and conditions of the land purchase or lease, economic incentives provided by the seller or lessor, the nature of legislation or policies in the site’s jurisdiction promoting the production of biodiesel, existing storage, production and distribution infrastructure, availability of feedstock, market appetite for our finished products, jurisdictional permitting requirements, available labor markets, and existing site logistics and utility support infrastructure. Site selection would also depend on whether business or joint venture partners that can provide us strategic benefits in terms of long-term feedstock supply contracts, long-term commitments to buy biodiesel and capital commitments necessary to engineer, construct and operate biodiesel plants domestically and internationally are present and will avail themselves.  We have had discussions with third parties regarding the terms for acquisition or lease of future sites and expect that we will likely continue to seek additional sites. No assurances can be given as to if or when these discussions will result in a definitive agreement.

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

Originally, our common stock was quoted on the Over-The-Counter Bulletin Board System under the symbol “NVBF.” On May 9, 2007, the American Stock Exchange approved our listing application to trade our common stock on that exchange. Our common stock started trading on the American Stock Exchange under the symbol “NBF” on May 14, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of October 31, 2008, we had a cash balance of $1,625,000 down from a balance of $26,165,000 at October 31, 2007. Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $24,540,000 net decrease in cash during the year ended October 31, 2008:

☐	Financing activities:

$37,361,000 of net cash provided by financing activities, primarily from fundings under the $41,000,000 senior secured credit facility obtained in December 2007, which is discussed in Note 9 to the Consolidated Financial Statements.

☐	Investing activities:

$27,243,000 of net cash used in investing activities, primarily to build our own refineries and fund restricted cash accounts required by certain of our debt agreements. The majority of the construction expenditures relate to the Seneca refinery, which is discussed in Note 4 to the Consolidated Financial Statements. The restricted cash and investment accounts are discussed in Note 6 to the Consolidated Financial Statements.

☐	Operating activities:

$34,658,000 of net cash used in operating activities, primarily for operation of the Clinton County refinery and start-up and operation of the Seneca refinery, and to cover general and administrative expenses.

As of October 31, 2008, we had a restricted cash balance of $12,312,000, up from a balance of $11,125,000 at October 31, 2007 which is discussed in a subsequent sub-section and in Note 6 to the Consolidated Financial Statements.

Cash Flows from Financing Activities

Current Activity

In December 2007, we entered into a credit agreement with WestLB AG, New York Branch for a $41,000,000 senior secured credit facility.  The facility includes a $36,000,000 construction loan that will convert to a 60-month term loan upon final completion of the Seneca, Illinois refinery and a $5,000,000 working capital and letter of credit facility.  As of October 31, 2008, $36,000,000 had been received under the construction loan and $5,000,000 had been received under the working capital loan.  We incurred and paid $2,253,000 of costs associated with this debt.  We are seeking to expand our working capital credit facility from $5,000,000 to $20,000,000 through syndication of the facility with additional lenders to obtain the desired working capital.  On September 11, 2008, we amended the credit facility, which is described in Note 9 to the Consolidated Financial Statements, to provide that as soon as reasonably practicable $3,000,000 held by Sterling Bank in the sponsor support account, which is a restricted cash account described in Note 6 to the Consolidated Financial Statements, will be released to Nova Seneca for payment of feedstocks utilized for commissioning, performance tests, and operation of the Seneca biodiesel refinery.  These funds were released and utilized in October 2008.  The credit agreement requires the Seneca refinery to sweep a significant portion of its cash flow – 100% of its cash flow unless and until various required reserve accounts are filled and the federal biodiesel excise tax credit is extended past December 31, 2009 – into a number of reserve escrow accounts until repayment of the loan.  Until such time as our Seneca refinery generates sufficient revenue to fill the various required reserve accounts, such revenue will not be available to fund ongoing working capital and corporate overhead requirements for the other Nova entities.  The credit agreement does provide, however, for a services agreement between Nova Seneca and a Nova services subsidiary with respect to management, administrative, engineering and technical services provided by Nova employees to the refinery.  The services agreement was effective in February 2008 and provides for payment of fixed monthly fees of $158,000, plus compensation for services necessary to address matters outside of the ordinary course of constructing, operating and owning the refinery at a rate of $200 per hour, plus reimbursement of third party costs and expenses.  During the commissioning and start-up period for the Seneca refinery, such fees were not paid due, in part, to the limited working capital available to the refinery.

We repaid our note payable of $2,520,000 to Centrue Bank in February 2008 and borrowed $1,189,000 from the same bank.  The new debt is secured by a mortgage on the land held by our project subsidiary, Nova Biofuels Seneca SIP, LLC.

Prior Years Activity.

The $96,849,000 of net cash provided by financing activities during the year ended October 31, 2007 was primarily related to issuing equity securities in a private placement during December 2006 ($43,795,000 of net proceeds), the issuance of a promissory note payable to a bank in January 2007 for $2,520,000 for the purchase of land being used for the site of the Seneca refinery, and an offering of $55,000,000 of convertible senior secured notes used for the purchase of the Clinton County refinery which netted $50,958,000 after paying issuance costs.

The $23,085,000 of net cash raised from financing activities during the period from inception (December 1, 2005) through October 31, 2006 was primarily related to issuing equity securities in a private placement during July 2006 ($18,939,000) and the sale of a minority interest in a subsidiary that owns and will operate our refinery in Seneca, Illinois ($4,000,000).

Planned Activity

We will need to enter into additional debt and equity financing arrangements to meet our projected financial needs for operations and for construction of additional biodiesel refineries that we will own and operate for ourselves. The financing may consist of debt, tolling arrangements with industry participants, common or preferred stock, project financing, joint venture projects, a strategic alliance or business combination or a combination of these financing techniques.  Additional debt will increase our leverage and interest costs and will likely be secured by certain of our assets (other than the Clinton County refinery). Additional equity or equity-linked financings will likely have a dilutive effect on our existing equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness, and to incur liens on the refineries of such project subsidiaries.

We have an effective universal shelf registration statement for the offer and sale from time to time on a delayed or continuous basis in one or more offerings of up to $200,000,000 of securities which may consist of common stock, preferred stock, depositary shares, debt securities which may include guarantees of the debt securities by some or all of our subsidiaries, warrants to acquire common stock, preferred stock or debt securities, or units comprising one or more classes of these types of securities. So long as our market capitalization held by non-affiliates is less than $75,000,000, our use of the shelf registration statement is limited to one-third of our market capitalization held by non-affiliates in any 12 month period. No securities have yet been offered or sold under this registration statement.

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

 Cash Flows from Investing Activities

Current Activity

 During the year ended October 31, 2008, we spent approximately $26,012,000 for equipment and construction costs at our plant sites, primarily for the Seneca refinery.  Included in this amount was $337,000 that we paid for new construction at the Clinton County refinery.

During the year ended October 31, 2008, we deposited cash into restricted cash and investment accounts in accordance with requirements of certain of our debt agreements.  We deposited $5,000,000 in an escrow account with WestLB as security for any construction cost overruns at the Seneca refinery.  We also deposited $5,000,000 with Chicago Title and Trust Company as security for possible construction liens against our Seneca refinery.  Interest payments of $5,500,000 on our convertible notes were paid from the restricted cash account, established upon issuance of the notes, to pay interest on the notes through September 2009.  At October 31, 2008, our restricted cash and investments were $12,312,000.

Prior Years Activity.

The $70,244,000 of net cash used in investing activities during the year ended October 31, 2007 was primarily related to the acquisition of 54 acres of land for our Seneca refinery ($3,650,000), equipment and construction expenditures for the Seneca refinery ($39,142,000), long-lead time processing equipment for future refineries ($5,402,000), and certain liabilities assumed in the acquisition of the Clinton County refinery ($10,688,000).

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

Planned Activity

As of October 31, 2008, Chicago Title and Trust Company (“Chicago Title”) released the final amount of the $5 million of restricted cash and investments, which had been held by Chicago Title as security for possible construction liens against our Seneca refinery.

 The costs to build additional refineries with an estimated production capacity of 120,000,000 gallons per year are estimated to be between $170,000,000 and $190,000,000. These cost estimates include land acquisition costs, costs of related or ancillary infrastructure and working capital costs but not interest costs capitalized during construction.

At October 31, 2008, we had recorded cumulative construction expenditures of $11,772,000, with respect to our additional refineries, excluding Seneca, which was transferred to operating assets prior to October 31, 2008.  Continued construction of our second and third refineries will depend on finalization of site selection and is subject to securing additional financing.

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

Cash Flows from Operating Activities

Current Activity

During the year ended October 31, 2008, cash used in operations was $34,658,000.  The primary use of cash was to support refinery operations at Clinton County and for the start-up and support of operations at the Seneca refinery.

Biodiesel and related co-product sales at Clinton County began on September 1, 2007 following acquisition of the refinery.  Average monthly sales at Clinton County have been $845,000 during the year ended October 31, 2008.  During this period, cost of sales has exceeded revenue, with monthly cost of sales averaging $1,162,000. Selling, general and administrative expenses at Clinton County were $205,000 during the year ended October 31, 2008.

Revenue from the Seneca refinery began in April 2008 during start-up and operational testing of the refinery.  Average monthly sales at Seneca have been $7,760,000 during the period from the date of start-up through October 31, 2008.  During this period, cost of sales has exceeded revenue, with monthly cost of sales averaging $8,415,000. Selling, general and administrative expenses at Seneca were $5,311,000 during the period from the date of start-up though October 31, 2008.

Prior Years Activity

Cash used in operations during the year ended October 31, 2007 was $22,266,000.  The primary net use of cash in operations was completing construction of biodiesel refineries for third parties.  Cash used for general corporate purposes was approximately $8,306,000 for the period and included periodic payments for the additional process equipment as discussed above, general corporate expense such as facility leases, utilities, insurance, G&A, legal and accounting expense required for SEC compliance, patent and intellectual property expenses and board member and senior management payroll and reimbursements.

Cash provided by operations during the period from inception (December 1, 2005) through October 31, 2006 was $10,311,000. The primary funding of operations was received as cash advances from customers related to biodiesel refinery design-build agreements.

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

All three production trains at the Seneca refinery are capable of being operated at the full rated capacity, subject to obtaining additional working capital. Since the end of the fiscal year, we have used a mix of feedstock that incorporates more low cost, higher free fatty acid content feedstocks, which should improve the operating margin at the Seneca refinery.

Contractual Commitments

Our material contractual obligations are composed of repayment of amounts borrowed through our convertible notes, credit facility and other notes payable and obligations under our operating lease agreements.

Contractual obligations at October 31, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Convertible senior secured notes	$5,500,000	$11,000,000	$60,500,000	$—	$77,000,000
Senior secured credit facility- construction loans	$11,234,000	$10,680,000	$34,045,000	$—	$55,959,000
Other notes payable	$184,000	$1,514,000	$—	$—	$1,698,000
Operating lease obligations	$1,049,000	$2,029,000	$660,000	$—	$3,738,000
	$17,967,000	$25,223,000	$95,205,000	$—	$138,395,000

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

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Years Ended October 31, 2008 and 2007 and the Period from Inception (December 1, 2005) through October 31, 2006

Revenue for biodiesel and related co-product sales is recognized when the products are shipped or delivered and the title and risk of loss passes to the customer.  Biodiesel and related co-product revenues were $65,234,000 and costs of these sales were $74,117,000 during the year ended October 31, 2008.  This produced a gross margin loss of $8,883,000 during the period. Revenue was generated throughout the period at the Clinton County refinery as well as at the Seneca refinery during the start-up and operational testing periods. Revenue was lower than projected during the year ended October 31, 2008 as we continue to bring our marketing, mechanical, technical and training processes up to full capacity at a methodical pace. In addition, the unprecedented rise in the feedstock market was not anticipated by us when we entered into forward sales commitments for B100 with no effective means to place a corresponding position for feedstock prior to start up of production. The majority of these contracts were settled as of July 31, 2008.

Our first biodiesel refining and operating costs began at the start of September 2007 with the acquisition of the Clinton County refinery.  Biodiesel and related co-product revenues were $3,179,000 and costs of these sales were $3,914,000 during the year ended October 31, 2007.  This produced a gross margin loss of $735,000 for the two months of operation.

Contracting revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  We earned contracting revenues of $2,193,000 during the year ended October 31, 2008 and incurred contracting expenses on contracts in progress of $0 for the same period.  We have shifted our business plan to building refineries for our own account and away from building refineries for third parties.  Due to this shift in our business, we do not anticipate recognizing contracting revenue in the future.

We earned contracting revenues of $21,759,000 during the year ended October 31, 2007 and incurred contracting expenses on contracts in progress of $27,075,000 for the same period.  Contracting expenses include provisions for estimated contract losses of $5,316,000 which were recorded during the year ended October 31, 2007.

During the period from inception (December 1, 2005) through October 31, 2006, contracting revenues were $16,086,000 and contracting expenses were $21,912,000.

We incurred selling, general and administrative expenses of $16,464,000 during the year ended October 31, 2008.  Included in this amount are non-cash, share-based compensation expense of $5,776,000 for options granted to certain key employees.

We incurred selling, general and administrative expenses of $15,003,000 during the year ended October 31, 2007.  Included in this amount are non-cash, share-based compensation expense of $6,482,000 for options granted to certain key employees and $215,000 for options granted to certain key consultants under our 2006 Equity Incentive Plan.

Selling, general and administrative expenses were $21,712,000 during the period from inception (December 1, 2005) through October 31, 2006 and included $18,523,000 of non-cash, share-based compensation expense.

Interest and other income was $651,000 during the year ended October 31, 2008. We earned interest primarily on the unspent proceeds from the sale of our convertible senior secured notes in September 2007 and from investments held in restricted cash accounts. There was $1,722,000 of interest and other income during the year ended October 31, 2007.  We earned this interest primarily on the unspent proceeds from the sale of our equity securities in a private placement in December 2006.  There was $326,000 of interest income during the period from inception (December 1, 2005) through October 31, 2006.

Interest costs during the year ended October 31, 2008 were $9,004,000, of which $3,169,000 was capitalized as a cost of constructing our refineries.  Interest costs were $599,000 during the year ended October 31, 2007, all of which were capitalized during the period.  During the period from inception (December 1, 2005) through October 31, 2006, we recorded a non-cash interest expense of $1,413,000 as a result of issuing 1,333,333 shares of common stock to Biosource Fuels, LLC in exchange for the cancellation of our debt obligation that arose from the acquisition of the business of Biosource Fuels.

The net loss for the year ended October 31, 2008 was $42,298,000 or $0.38 per common share. The net loss for the year ended October 31, 2007 was $19,416,000 or $0.18 per common share.  The net loss for the period from inception (December 1, 2005) through October 31, 2006 was $28,515,000 or $0.38 per common share.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in commodity prices and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.  We have not historically entered into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and interest rates, although we may do so in the future in the ordinary course of business.

Commodity Price Risks

We are subject to market risk with respect to the price and availability of animal fats, the principal feedstock we use to produce biodiesel, and to a lesser extent corn oil and soybean oil. In general, rising feedstock prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased feedstock costs to our customers or if we have entered into fixed price forward biodiesel sales contracts as described below. The availability and price of feedstock is subject to wide fluctuations due to unpredictable factors such as chemical and soap industry demands, cattle, pork and poultry producer feeding decisions, governmental policies with respect to agriculture and international trade, weather conditions and local and global demand and supply.  Assuming that the price of biodiesel and related co-products and other consumables remained constant, for the year ended October 31, 2008, a $0.10 per pound increase in the weighted-average price of animal fats and other feedstocks would have resulted in an increase of approximately $12,750,000 of our net losses based on 15 million gallons produced in the fiscal year at our Clinton County and Seneca refineries.

We are also subject to market risk with respect to biodiesel pricing. Our biodiesel sales are priced using contracts that can either be fixed; based upon the price of wholesale petroleum diesel or heating oil plus or minus a fixed amount; or based upon a market price at the time of shipment.  In the case of forward biodiesel sales contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount, we assume the risk of a price decrease in the market price of biodiesel.  In the case of forward biodiesel sales contracts where the price is fixed, we assume the risk of a price increase in the market price of our feedstocks.  In all cases, we assume the risk of the market prices of the feedstocks and on biodiesel not being correlated such that feedstock prices could increase while biodiesel market prices decrease.

We may also be subject to market risk with respect to our supply of natural gas and other consumables, such as caustic potash or methanol, which are consumed during the production of biodiesel and its co-products and has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions, overall economic conditions and foreign and domestic governmental regulation.  Assuming that the price of feedstock, biodiesel and related co-products and other consumables remained constant, for the year ended October 31, 2008, a $0.10 per million cubic feet increase in the weighted-average price of natural gas would have resulted in an increase of approximately $132,000 of our net losses based on 15 million gallons produced in the fiscal year at our Clinton County and Seneca refineries.  Assuming that the price of feedstock, biodiesel and related co-products and other consumables remained constant, for the year ended October 31, 2008, a $0.10 per gallon increase in the weighted-average price of methanol would have resulted in an increase of approximately $187,500 of our net losses based on 15 million gallons produced in the fiscal year at our Clinton County and Seneca refineries.  Assuming that the price of feedstock, biodiesel and related co-products and other consumables remained constant, for the year ended October 31, 2008, a $0.10 per pound increase in the weighted-average price of caustic potash would have resulted in an increase of approximately $165,000 of our net losses based on 15 million gallons produced in the fiscal year at our Clinton County and Seneca refineries.

During the twelve months ended October 31, 2008, we did not have any derivative instruments that were designated and accounted for as hedges.

Interest Rate Risk

As of October 31, 2008, $41.0 million of our outstanding floating rate debt was at a weighted-average rate of 10% per annum. An increase in WestLB’s base rate of 1% would increase our interest expense by $410,000 million per year. We have not entered into any interest rate swaps or other instruments to mitigate interest rate risk but may do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	46

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	47

Consolidated Balance Sheets as of October 31, 2008 and 2007	49

Consolidated Statements of Operations for the years ended October 31, 2008 and 2007 and the Period from Inception (December 1, 2005) through October 31, 2006	50

Consolidated Statements of Changes in Stockholders’ Equity for the years ended October 31, 2008 and 2007 and the Period from Inception (December 1, 2005) through October 31, 2006	51

Consolidated Statements of Cash Flows for the years ended October 31, 2008 and 2007 and the Period from Inception (December 1, 2005) through October 31, 2006	52

Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nova Biosource Fuels, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Nova Biosource Fuels, Inc. and its subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended October 31, 2008, 2007 and the period from inception (December 1, 2005) through October 31, 2006. These financial statements are the responsibility of Nova’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nova Biosource Fuels, Inc. and its subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nova will continue as a going concern. As discussed in Note 1 to the financial statements, Nova has a working capital deficit, an accumulated deficit and continues to use cash in operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/     Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

January 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders

Nova Biosource Fuels, Inc.

Houston, Texas

We have audited Nova Biosource Fuels, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nova Biosource Fuels, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

·                  Management has determined that the Company did not maintain effective controls over the accuracy of share based compensation. Accordingly, there was a material weakness in internal controls over the Company’s share based compensation process.

·                  Management has determined that the Company did not maintain effective controls over the accuracy of revenue recognition. Accordingly, there was a material weakness in internal controls over the Company’s revenue recognition process.

·                  Management determined that the Company lacked sufficient qualified personnel to monitor the operating effectiveness of internal controls and the effective completion of its financial reporting processes. This inadequate level of skilled resources resulted in ineffective oversight of the Company’s financial reporting process. Accordingly, there was a material weakness in internal controls over monitoring the Company’s financial reporting processes.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year 2008 consolidated financial statements and this report does not affect our report dated January 28, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Nova Biosource Fuels, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nova Biosource Fuels, Inc. as of October 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended October 31, 2008, 2007 and the period from inception (December 1, 2005) through October 31, 2006 and our report dated January 28, 2009 expressed an unqualified opinion thereon.

/s/     Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

January 28, 2009

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2008	October 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$1,625,000	$26,165,000
Accounts receivable	5,136,000	4,578,000
Inventories	8,054,000	659,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,500,000
Prepaid expenses and other current assets	295,000	354,000
Deferred debt issuance costs, short-term	1,113,000	795,000
Total current assets	16,223,000	35,051,000
Property and Equipment
Land	3,784,000	3,784,000
Plant and equipment, net of accumulated depreciation of $2,916,000 and $496,000, respectively	77,602,000	11,262,000
Assets being developed for our own use	1,000,000	55,119,000
Total property, plant and equipment	82,386,000	70,165,000
Intangible assets
Patent, net of accumulated amortization of $33,000 and $18,000, respectively	217,000	232,000
Intellectual property and proprietary technology	4,945,000	4,945,000
Purchased production capacity rights	—	846,000
Total intangible assets	5,162,000	6,023,000
Other Assets
Restricted cash and investments	12,312,000	11,125,000
Deferred debt issuance costs, net of short-term and accumulated amortization of $1,090,000 and $0, respectively	4,125,000	3,180,000
Total other assets	16,437,000	14,305,000

Total Assets	$120,208,000	$125,544,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,790,000	$7,442,000
Accrued expenses	2,493,000	9,864,000
Current portion of long-term debt	7,800,000	72,000
Total current liabilities	18,083,000	17,378,000
Long-Term Debt, less current maturities	89,664,000	57,778,000
Total liabilities	107,747,000	75,156,000
Minority interest	2,574,000	3,980,000
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 110,199,966 shares issued	110,000	110,000
Additional paid-in capital	100,430,000	94,653,000
Accumulated deficit	(90,229,000)	(47,931,000)
Treasury stock, 152,000 shares	(424,000)	(424,000)
Total stockholders’ equity	9,887,000	46,408,000

Total Liabilities and Stockholders’ Equity	$120,208,000	$125,544,000

See accompanying notes to consolidated financial statements

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statement of Operations

			Period from Inception (December 1, 2005)
	Year Ended		through October 31,
	October 31, 2008	October 31, 2007	2006
Revenues:
Biodiesel and related co-product sales	$65,234,000	$3,179,000	$—
Contracting revenues	2,193,000	21,759,000	16,086,000
Services revenues	—	—	125,000
Total revenues	67,427,000	24,938,000	16,211,000
Costs and expenses:
Cost of biodiesel and related co-product sales	74,117,000	3,914,000	—
Contracting expenses	—	27,075,000	21,912,000
Long-lived asset impairment	15,167,000	—	—
Selling, general and administrative	16,663,000	15,003,000	21,712,000
Total costs and expense	105,947,000	45,992,000	43,624,000
Loss from operations	(38,520,000)	(21,054,000)	(27,413,000)
Other income (expense):
Interest and other income	651,000	1,722,000	326,000
Interest expense	(5,835,000)	(106,000)	(1,426,000)
Minority interest in loss (earnings) of subsidiary	1,406,000	22,000	(2,000)
Net Loss	$(42,298,000)	$(19,416,000)	$(28,515,000)

Basic and diluted net loss per share	(0.38)	(0.18)	$(0.38)
Weighted-average number of shares outstanding	110,199,966	106,542,410	75,735,751

See accompanying notes to consolidated financial statements

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock					Total
	Shares		Additional	Accumulated	Treasury	Stockholders
	Issued	(at Par Value)	Paid-in Capital	Deficit	Stock	Equity
Opening balances	6,925,000	$7,000	$(7,000)	$—	$—	$—
Share exchange with Biosource America	40,000,000	40,000	356,000	—	—	396,000
Three-for-two forward stock split	23,462,523	24,000	(24,000)	—	—	—
Sale of common stock in private placement, net of placement fee	12,847,641	13,000	18,926,000	—	—	18,939,000
Issuance of common stock in exchange for note payable	1,333,333	1,000	6,412,000	—	—	6,413,000
Issuance of stock options to employees	—	—	12,041,000	—	—	12,041,000
Issuance of stock options for services to consultants	—	—	2,114,000	—	—	2,114,000
Stock issued for services	17,811	—	34,000	—	—	34,000
Issuance of restricted stock to employee	1,000,000	1,000	4,299,000	—	—	4,300,000
Issuance of restricted stock to directors for director’s fees	50,000	—	10,000	—	—	10,000
Issuance of stock to directors in lieu of director’s fees	10,050	—	24,000	—	—	24,000
Net loss	—	—	—	(28,515,000)	—	(28,515,000)
Balance at October 31, 2006	85,646,358	$86,000	$44,185,000	$(28,515,000)	$—	$15,756,000
Sale of common stock in private placement, net of placement fee	24,352,334	24,000	43,771,000	—	—	43,795,000
Issuance of stock options to employees	—	—	6,403,000	—	—	6,403,000
Issuance of stock options for services to consultants	—	—	215,000	—	—	215,000
Issuance of restricted stock to directors for director’s fees	95,460	—	64,000	—	—	64,000
Issuance of stock to directors in lieu of director’s fees	5,456	—	15,000	—	—	15,000
Exercise of warrants, net issuance	100,358	—	—	—	—	—
Repurchase of common stock for treasury (152,000 shares)	—	—	—	—	(424,000)	(424,000)
Net loss	—	—	—	(19,416,000)	—	(19,416,000)
Balances at October 31, 2007	110,199,966	110,000	94,653,000	(47,931,000)	(424,000)	46,408,000
Issuance of stock options to employees	—	—	5,667,000	—	—	5,667,000
Issuance of restricted stock to directors for director’s fees	—	—	110,000	—	—	110,000
Net loss	—	—	—	(42,298,000)	—	(42,298,000)
Balances at October 31, 2008	110,199,966	$110,000	$100,430,000	$(90,229,000)	$(424,000)	$9,887,000

See accompanying notes to consolidated financial statements

Nova Biosource Fuels, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

			Period from
			Inception
			(December 1, 2005)
	Year Ended		through October 31,
	October 31, 2008	October 31, 2007	2006
Cash Flows from Operating Activities
Net loss	$(42,298,000)	$(19,416,000)	$(28,515,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,019,000	403,000	122,000
Impairment loss on long-lived assets	15,167,000	—	—
Minority interest in (loss) earnings of subsidiary	(1,406,000)	(22,000)	2,000
Interest expense upon exchange of note for common stock	—	—	1,413,000
Share-based compensation for employees and directors	5,777,000	6,482,000	16,375,000
Share-based compensation for consultants and agents	—	215,000	2,148,000
Decrease in estimated losses on construction contracts	(1,545,000)	—
Changes in assets and liabilities
Accounts receivable	(558,000)	(3,966,000)	—
Inventories	(7,395,000)	(344,000)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	—	(1,543,000)	(1,803,000)
Prepaid expenses and other current assets	59,000	(190,000)	(164,000)
Accounts payable	348,000	2,326,000	4,658,000
Accrued expenses	(5,826,000)	5,730,000	4,134,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(11,941,000)	11,941,000
Net cash (used) in operating activities	(34,658,000)	(22,266,000)	10,311,000
Cash Flows from Investing Activities
Purchase of land	—	(3,650,000)	—
Assets being developed for our own use	(25,898,000)	(44,544,000)	(10,519,000)
Purchase of net assets in business combination	—	(10,688,000)	(1,000,000)
Purchases of property and equipment	(114,000)	(237,000)	(51,000)
Purchase of intangible assets	(44,000)	—	—
Change in restricted cash and investments	(1,187,000)	(11,125,000)
Net cash used in investing activities	(27,243,000)	(70,244,000)	(11,570,000)
Cash Flows from Financing Activities
Proceeds from private placement of stock	—	47,000,000	20,310,000
Costs associated with sale of stock	—	(3,205,000)	(975,000)
Sale of minority interest	—	—	4,000,000
Proceeds from issuance of debt	42,188,000	2,520,000	—
Proceeds from issuance of convertible notes	—	55,000,000	—
Costs associated with issuance of debt	(2,253,000)	(4,042,000)	—
Payments on notes payable and long-term debt	(2,574,000)	—	(250,000)
Repurchase of common stock for treasury	—	(424,000)	—
Net cash provided by financing activities	37,361,000	96,849,000	23,085,000
Net Increase (Decrease) in Cash and Equivalents	(24,540,000)	4,339,000	21,826,000
Cash and Equivalents – Beginning of Period	26,165,000	21,826,000	—
Cash and Equivalents – End of Period	$1,625,000	$26,165,000	$21,826,000
Non-cash financing and investing activities
Purchase of fixed assets and intangible assets in exchange for note payable	$—	$—	$5,000,000
Repayment of note payable in exchange for issuance of common stock	$—	$—	$5,000,000
Purchase of patent in exchange for issuance of note payable	$—	$—	$250,000
Amortization of debt issuance costs added to plant and equipment	$273,000	$—	$—
Purchase of production capacity rights in exchange for project underbilling	$2,500,000	$846,000	$—
Reclassification of construction in process to property & equipment	$69,749,000	$—	$—

See accompanying notes to consolidated financial statements

Nova Biosource Fuels, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of October 31, 2008

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nova Biosource Fuels, Inc. (“Nova”) is an energy company in the business of refining and marketing renewable diesel fuel products and related co-products. Nova has developed technology for the production of biodiesel fuel from animal and vegetable fats, oils and greases. It also designs and constructs facilities for the production of biodiesel fuels.

Nova’s initial focus has been to design and build biodiesel refineries for third parties while it transitions to its intended primary business of building and operating its own biodiesel refineries. At October 31, 2008, Nova had completed the construction of three biodiesel refineries planned for third parties (see Note 8), had completed construction of one biodiesel refinery for its own use and was in the process of building two other biodiesel refineries for its own use (see Note 4).  All of Nova’s refineries will use its proprietary, patented process technology, which enables the use of a broad range of lower cost feedstocks.

Current Plan of Operations and Ability to Operate as a Going Concern

Execution of Nova’s business plan for the next twelve months requires the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for the refining and marketing business.  Nova currently does not have sufficient cash reserves to meet all of its anticipated expenditure obligations for operating and capital purposes for the next twelve months.  As a result, Nova is in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for operation of its Seneca and Clinton County refineries, and corporate overhead.

Nova must secure additional financing of approximately $20,000,000 to fund additional working capital requirements as the Seneca refinery reaches full production and the Clinton County refinery resumes production, to cover general and administrative expenses, and to pay operating expenses that are expected to be incurred before the refining operations at Seneca and Clinton County become profitable.  The additional capital may be provided by common or preferred equity or equity-linked securities, debt, tolling arrangements with industry participants, project financing, joint venture projects, a strategic alliance or business combination, particularly with a strategic partner with access to low-cost feedstocks such as corn oil extracted from dried distillers grains, or a combination of these.

Nova must successfully bring the Seneca refinery through demonstration of final completion standards to the satisfaction of the project lender. Biodiesel produced must meet or exceed the industry’s product specifications and quality standards.  In addition, production volume must be taken to the rated capacity.   Nova intends to make capital improvements intended to allow Clinton County refinery to process lower cost, high free fatty acid feedstocks and potentially improve reliability and operating efficiency.

If Nova is unable to accomplish the objectives noted above with respect to entering into additional financing arrangements and potentially identifying a strategic partner, this raises substantial doubt about Nova’s ability to continue to operate as going concern.  No adjustments have been made to these financial statements based upon any potential lack of ability to continue operating as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Nova’s consolidated financial statements include the accounts of Nova and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

At October 31, 2008, other than Nova Holding Seneca LLC, which is subject to an 8.25% minority interest as described in Note 10, and Nova Biofuels Seneca LLC, which is a wholly-owned subsidiary of Nova Holding Seneca LLC, all of Nova’s subsidiaries are wholly-owned.

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

Cash Equivalents

Cash equivalents include highly liquid investments purchased with original maturities of three months or less. Cash equivalents of approximately $1,184,000 and $25,835,000 at October 31, 2008 and 2007, respectively, consist of certificates of deposit, money market funds, and short-term government backed investments.

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

Assets Being Developed for Our Own Use

Assets being developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction, less any impairment charges. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service.

Nova capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. During the years ended October 31, 2008 and 2007, $2,652,000 and $599,000, respectively, of interest was capitalized.

Intangible Assets

Intangible assets with definite lives are subject to amortization. At October 31, 2008 and 2007, such intangible assets consist of a purchased patent which is being amortized on a straight-line basis over the patent life of 17 years. Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations relating to alternative fuels, or a change in the assessment of future operations.

Intangible assets with indefinite lives are not subject to amortization. At October 31, 2008 and 2007, such intangible assets consist of intellectual property and proprietary technology. Tests for impairment are performed at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment tests include a comparison of estimated discounted cash flows associated with the asset to the asset’s carrying amount. If the fair value is less than the carrying value of the asset, an impairment charge is recorded to reduce the value of the asset to fair value.

Purchased Production Capacity Rights

Fees and other costs paid to secure the right to purchase biodiesel production capacity from refineries in which Nova has no ownership in the plant’s fixed assets and no ownership interest in the production company are capitalized. Capitalized amounts will be amortized using the straight-line method over the estimated useful life or legal term of the off-take agreement after commercial production begins. These rights are reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired.  Subsequent to year end, the Company terminated the agreement related to the purchased production capacity rights and consequently found the intangible asset to be impaired, as described in Note 5.

Restricted Cash and Investments

Restricted cash and investments are held in trust and represent debt service reserves for payment of semi-annual interest on Nova’s convertible notes through September 30, 2009, revenue funds, funds reserved for capital expenditures, and a sponsor support escrow.   At October 31, 2008, restricted cash and investments consist primarily of money market funds.

Deferred Debt Issuance Costs

Costs incurred in connection with borrowing are capitalized and amortized as an adjustment to interest expense over the term of the borrowing using the interest method.   As of October 31, 2008 and 2007, $1,090,118 and $0 was included in interest expense related to these costs.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted- average number of common and common equivalent shares outstanding during the period. For the years ended October 31, 2008 and 2007, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss.

			Period from Inception
	Year Ended October 31, 2008	Year Ended October 31, 2007	(December 1, 2005) to October 31, 2006
Weighted-average shares used to compute basic and diluted net loss per common share:	110,199,966	106,542,410	75,735,751

	October 31, 2008	October 31, 2007	October 31, 2006
Securities convertible into shares of common stock, not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	8,542,365	6,162,365	5,698,991
Stock warrants related to private party equity placements	15,059,326	15,525,845	6,872,916
Common stock issuable upon conversion of convertible notes	15,027,322	15,027,322	—
	38,629,013	36,715,532	12,676,157

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

Nova performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based on the expected collectability of all accounts receivable. Nova’s accounts receivable are generally unsecured.

Risks and Uncertainties

Nova is subject to risks common to companies in the renewable fuel refining and petroleum refining industries. These risks, which could have a material and negative impact on Nova’s business, financial condition and results of operations, include, but are not limited to, loss of any significant customer, dependence on key feedstock suppliers, obtaining regulatory clearances and approvals for refineries, and changes in refined petroleum product prices.

Demand and the corresponding prices for biodiesel products can vary significantly over time and decreases in price levels could adversely affect Nova’s profitability and viability. The price for biodiesel correlates with the price for petroleum-based diesel fuel and other energy commodities. Any lowering of diesel prices may also lead to lower sales prices for biodiesel and adversely affect Nova’s operating results.

Nova’s business may depend on continuation of certain federal and state subsidies and regulatory support. Certain subsidies to the biodiesel industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of biodiesel in a material way.

Statement of Cash Flows Information

During the years ended October 31, 2008 and 2007 and the period from inception (December 1, 2005) through October 31, 2006, $4,434,000,  $201,000 and $13,000, respectively, was paid in cash for interest and no cash was paid for taxes.

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

NOTE 3 - INVENTORIES

Inventories are as follows:

	October 31, 2008	October 31, 2007
Raw materials (feedstock and chemicals)	$3,643,000	$415,000
Work in process	282,000	37,000
Finished goods (biodiesel and related co-products)	4,129,000	207,000
Total inventories	$8,054,000	$659,000

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are as follows:

	October 31, 2008	October 31, 2007
Land	$3,784,000	$3,784,000
Land improvements	5,870,000	—
Plant and equipment:
Plant process equipment	66,989,000	8,588,000
Building and improvements	5,986,000	1,479,000
Tank farm	1,257,000	1,257,000
Lab equipment	191,000	191,000
Office equipment, furniture and fixtures	99,000	120,000
Computer equipment and software	126,000	123,000
	84,302,000	15,542,000
Less accumulated depreciation	(2,916,000)	(496,000)
	81,386,000	15,046,000
Assets being developed for our own use	1,000,000	55,119,000
Net property, plant and equipment	82,386,000	$70,165,000

Depreciation expense during the years ended October 31, 2008 and 2007 and the period from inception (December 1, 2005) through October 31, 2006 was $2,420,000, $378,000 and $118,000, respectively.

Assets Being Developed for Our Own Use

Assets being developed for our own use consist of two biodiesel refineries.  Construction of the two refineries will continue through fiscal year 2009, subject to available financing.

Total estimated costs to be incurred for construction of the two refineries are between $170,000,000 and $190,000,000.  At October 31, 2008, construction expenditures of $12,777,000 have been recognized subject to the impairment charge discussed below.  In May 2008, the Company placed the Seneca plant into service and began depreciating the plant at that time.  The Company reclassified approximately $69,749,000 from construction in progress to the various long-lived assets.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Nova performs an impairment evaluation of long-lived assets if triggering events occur.

Upon completion of the annual impairment evaluations for long-lived assets, Nova determined that the fair value of Nova’s assets being developed for their own use were impaired to their liquidation value of $1,000,000.  Consequently, during the year ended October 31, 2008, Nova recorded an impairment charge of approximately $11,772,000, which was recorded in the statement of operations as “Long-lived asset impairment”.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets are as follows:

	October 31, 2008	October 31, 2007
Amortizable intangible assets:
Patent	$250,000	$250,000
Purchased production capacity rights	—	846,000
Less accumulated amortization of patent	(33,000)	(18,000)
Net amortizable intangible assets	217,000	1,078,000
Indefinite lived intangible asset-intellectual property and proprietary technology	4,945,000	4,945,000
Net intangible assets	$5,162,000	$6,023,000

Amortization expense for intangible assets subject to amortization during the years ended October 31, 2008 and 2007 and the period from inception (December 1, 2005) through October 31, 2006 was $15,000, $14,000 and $4,000, respectively.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), Nova performs an annual impairment evaluation as of November 1st or performs an interim evaluation if triggering events have occurred.

Upon completion of the annual impairment evaluations for the other intangible assets, Nova determined that the fair value of Nova’s intellectual property and proprietary technology exceeds it carrying value of $4,945,000.  Therefore, no impairment was recorded.  In evaluating the purchased production capacity rights, Nova found the asset to be completely impaired due to the termination of the tolling agreement in December 2008.  Consequently, during the year ended October 31, 2008, Nova recorded an impairment charge of approximately $3,390,000, which was recorded in the statements of operations as “Long-lived asset impairment”.

Intellectual Property and Proprietary Technology

Intangible assets acquired in connection with the acquisition of the assets of Biosource Fuels, LLC in February 2006 (see Note 7) relate to the processes developed by Biosource Fuels, LLC with respect to the synthesis of biodiesel and other biofuels from animal and vegetable based fats, oils and greases.  The value of intellectual property and proprietary technology and the life of the intangible asset depend on factors such as the cost of different sources of energy, the costs of feedstocks and other processing costs for the subject technology, as well as other economic factors.  Management has made an assessment of these factors and determined that this intangible asset has an indefinite life.

Patent

In April 2006, Nova acquired a patent closely related to its technologies for the synthesis of biodiesel and other biofuels for $250,000.

Purchased Production Capacity Rights

In March 2007, Nova entered into a biofuel tolling and off-take agreement with Scott Petroleum Corporation (“Scott”).  Under the agreement, Nova agreed to purchase and Scott agreed to sell 50% of the production of Scott’s biodiesel refinery in Greenville, Mississippi at approximately the production cost, excluding plant depreciation, plus a mark-up.  The annual production capacity of the plant is 20,000,000 gallons and Nova’s right to 50% of the production equaled 10,000,000 gallons annually.  The agreement had a ten year term that began in August 2008 when Scott met the production requirements in order for the term of the agreement to commence.  Nova would have been entitled to any tax credits available for blending biodiesel and for selling the products that it purchased pursuant to the agreement.

Nova was required to pay a tolling fee and other costs to purchase this production capacity.  Nova has no ownership in the plant’s fixed assets or responsibilities for any of the plant’s liabilities, and will have no ownership interest in the production company.

Subsequent to October 31, 2008, Nova accepted an offer to terminate the biofuel tolling and off-take agreement.  Pursuant to the tolling agreement, in the event of a material breach by either party of its obligation to deliver or obligation to purchase and receive the minimum purchase amount, other than in the event of a force majeure, the non-defaulting party shall not be entitled to an award of monetary or liquidated damages and shall be entitled to injunctive relief only.   Therefore, the Company believes it has no further obligations under the tolling agreement and has removed the ending inventory related to the tolling agreement and the related liability from the financial statements as of October 31, 2008.  Because the inventory had been recorded at the lower of cost or market value, removing the inventory and the related liability resulted in a decrease of the existing net loss of approximately $1,318,000.

NOTE 6 – RESTRICTED CASH AND INVESTMENTS

In accordance with requirements of certain debt agreements, cash has been placed in restricted cash and investment accounts.  Amounts are generally invested in short-term government backed investments and money market funds.

Restricted cash and investments are as follows:

Purpose:	October 31, 2008	October 31, 2007

Funds held for payment of semi-annual interest on convertible secured notes	$5,572,000	$11,072,000
Revenue escrow – Seneca	3,786,000	—
Construction escrow – Seneca	871,000	—
Operating escrow – Seneca	1,000	—
Sponsor support escrow – Seneca	2,082,000	—
Centrue Bank Account	—	53,000
	12,312,000	$11,125,000

NOTE 7 – BUSINESS COMBINATIONS

Effective September 1, 2007, Nova acquired substantially all of the assets and assumed certain liabilities of Clinton County Bio Energy, L.L.C. (“CCBE”). CCBE owned and operated a 10,000,000 gallons per year biodiesel refinery in Clinton County, Iowa, which Nova had previously constructed for CCBE pursuant to a design-build agreement.

The aggregate purchase price was $10,688,000. The fair value of assets acquired and liabilities assumed was as follows:

At September 1, 2007
Working capital acquired:
Accounts receivable	$612,000
Inventories	314,000
Accounts payable	(457,000)
Net working capital	469,000

Long-term assets and liabilities:
Land	135,000
Plant and equipment	10,414,000
Long-term debt	(330,000)
Net assets acquired	$10,668,000

Unaudited pro forma information, as though the companies had been combined at the beginning of the year ended October 31, 2007 is as follows:

	Year Ended October 31, 2007
	As Reported	Pro forma
Revenues	$24,938,000	$37,297,000
Net loss	(19,416,000)	(22,548,000)
Net loss per share	(0.18)	(0.21)

The pro forma data may not be indicative of the results that would have been obtained had this transaction actually occurred at the beginning of the period presented, nor does it intend to be a projection of future results.

NOTE 8 – CONSTRUCTION CONTRACTS

At October 31, 2008, Nova had completed construction of biodiesel refineries for CCBE in Clinton County, Iowa and for Sanimax Energy, Inc. in DeForest, Wisconsin.  The biodiesel refinery for Scott Petroleum Corporation in Greenville, Mississippi was substantially complete in August 2008.  In March 2008, while undergoing start-up and operational testing, a mechanical pump failure resulted in minor damage to the refinery.  The owner completed repairs to the refinery.  These three customers accounted for all of the contracting revenues recognized during each of the periods presented.

Effective September 1, 2007, Nova acquired the Clinton County refinery, which it had designed and built.

The percentage of completion on construction contracts is estimated based on total costs incurred to date compared to estimated total costs for each contract at completion.  At October 31, 2008, total amounts of construction contracts and the estimated percentage of completion are as follows:

Contract	Contract Amount	Percentage of Completion

CCBE	$5,924,000	100%
Sanimax Energy, Inc.	17,426,000	100%
Scott Petroleum Corporation	14,834,000	100%
	$38,184,000

Nova does not expect to recognize future contract revenue from these projects.

Cumulative costs and estimated earnings (losses) on contracts and related amounts billed October 31, 2008 and 2007 are as follows:

	October 31, 2008	October 31, 2007

Cumulative costs incurred on construction contracts, including estimated losses	$47,712,000	$48,987,000
Estimated cumulative losses on construction contracts	(9,866,000)	(11,142,000)
Net costs to be billed on construction contracts	37,846,000	37,845,000
Less cumulative billings to date	(37,846,000)	(35,345,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$2,500,000

These amounts are reflected in the accompanying consolidated balance sheets at October 31 2008 and 2007 under the following captions:

	October 31, 2008	October 31, 2007

Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$2,500,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
	$—	$2,500,000

During the year ended October 31, 2008, a gain of $433,000 was recognized as a result of a change in estimate for the construction contracts. During the year ended October 31, 2007 and the period from inception (December 1, 2005) through October 31, 2006, losses of $5,316,000 and $5,826,000, respectively, were recognized.  Cumulative losses on all three contracts are estimated to be $9,866,000.

NOTE 9 – LONG-TERM DEBT

Long-term debt is as follows:

	October 31, 2008	October 31, 2007
10% convertible senior secured notes	$55,000,000	$55,000,000
Senior secured credit facility – construction loan	36,000,000	—
Line of credit	5,000,000	—
8.25% note payable to bank	—	2,520,000
7.25% note payable to bank	1,184,000	—
Non interest-bearing note payable to government authority	280,000	330,000
Total	97,464,000	57,850,000
Less current portion	(7,800,000)	(72,000)
Long-term portion of debt	$89,664,000	$57,778,000

Scheduled maturities of long-term debt at October 31, 2008 are as follows:

Years Ending October 31:
2009	$7,800,000
2010	2,251,000
2011	3,433,000
2012	57,160,000
2013	26,820,000
$97,464,000

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

Nova has procured a bank letter of credit, using cash proceeds from the convertible note issuance, to guarantee payment of the semi-annual interest payments through September 30, 2009.  At October 31, 2008 and October 31, 2007, $5,572,000 and $11,125,000, respectively, of prefunded interest payments and accrued interest income are reported as restricted cash and investments in the consolidated balance sheets.

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

This credit facility provides debt financing for construction, start-up and operation of Nova Seneca’s 60,000,000 gallon per year biodiesel refinery.  As of October 31, 2008, $36,000,000 had been received under the construction loan.  Nova has also borrowed $5,000,000 under the working capital provisions of the credit facility for the start-up and operation of the Seneca refinery. After taking into account these borrowings, Nova has no remaining capacity under construction and term notes but may repay and re-borrow amounts under the working capital facility.  In connection with the initial funding of the loan, Nova entered into a completion guaranty under which it guarantees completion of construction of the refinery.

On September 11, 2008, Nova Seneca entered into an amendment to the credit agreement which provides for the release of $3,000,000 currently held by Sterling Bank in the Sponsor Support Account, as described in Note 6, to Nova Seneca for payment of feedstocks utilized for commissioning, performance tests for, and operation of, the Seneca biodiesel refinery, as soon as reasonably practicable after September 5, 2008.  These funds were released in October 2008.  Additionally, the amendment modifies certain procedural matters related to drawdowns on the construction loan and other miscellaneous matters.

Nova Seneca has the option to select floating or periodic fixed-rate Eurodollar loans with interest at LIBOR plus 4% or Base Rate loans at WestLB’s prime rate plus 3%.  At October 31, 2008, the construction borrowings of $36,000,000 and the working capital loan of $5,000,000 were base rate loans at a floating rate of 10.0% per annum.

The term loan will require quarterly principal reductions of 1.5% of the amount converted from the construction loan, with the balance due at maturity.  The principal payments began November 30, 2008.  Borrowings under the credit facility are secured by substantially all the assets of Nova Seneca.

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

NOTE 10 – MINORITY INTEREST

KBI Energy, LLC (“KBI”) purchased an 8% equity interest in Nova Holding Seneca LLC (“Nova Holdings”) for $4,000,000 in July 2006. Nova Holdings owns Nova Biofuels Seneca LLC which is the operating entity for the Seneca biodiesel refinery. KBI’s interest is recorded as a minority interest in a consolidated subsidiary. KBI’s share of (loss) earnings of Nova Holdings was $(1,406,000), $(22,000) and $(2,000) for the years ended October 31, 2008 and 2007 and the period from inception (December 1, 2005) through October 31, 2006, respectively. Nova has an agreement with an affiliate of KBI to purchase feedstock for the Seneca biodiesel refinery (see Note 16).

Jay Fillman, CFO of Nova since May 2008, acquired a ..25% interest in Nova Holding Seneca LLC in August 2006, as part of a consulting agreement.

NOTE 11 – INCOME TAXES

Nova did not incur any income tax expense during any of the periods presented due to operating losses and the related increase in the valuation allowance.

The reconciliation of income taxes at the statutory rate of 35% applied to the loss before taxes for the periods presented is as follows:

	Year ended October 31, 2008	Year ended October 31, 2007	Period from Inception (December 31, 2005) to October 31, 2006
Computed “expected” tax recovery	$(10,746,000)	$(6,796,000)	$(9,980,000)
Effect of permanent differences:
Non-deductible interest expense			495,000
Other non-deductible expenses	510,000	33,000	49,000
Increase in valuation allowance	10,236,000	6,763,000	9,436,000
Tax expense	$—	$—	$—

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	October 31, 2008	October 31, 2007
Deferred tax assets
Loss carryforwards	$19,211,000	$8,371,000
Stock-based compensation	9,678,000	7,884,000
Other	(2,125,000)	152,000
Deferred tax liability – intangible assets	(329,000)	(208,000)
	26,435,000	16,199,000
Less valuation allowance	(26,435,000)	(16,199,000)
Net deferred tax assets	$—	$—

Nova has recorded a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. At October 31, 2008 and 2007, Nova had net operating loss carryforwards for federal income tax purposes of approximately $54,890,000 and $23,915,000, respectively that may be offset against future taxable income. To the extent not utilized, the net operating loss carryforwards will expire in 2027 and 2028.

NOTE 12 – PRIVATE PLACEMENTS OF STOCK AND WARRANTS

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

Nova has an effective universal shelf registration statement, for the offer and sale from time to time on a delayed or continuous basis in one or more offerings of up to $200,000,000 of securities which may consist of common stock, preferred stock, depositary shares, debt securities, which may include guarantees of the debt securities by some or all of its subsidiaries, warrants to acquire common stock, preferred stock or debt securities, or units comprising one or more classes of these types of securities. So long as Nova’s market capitalization held by non-affiliates is less than $75,000,000, Nova’s use of the shelf registration statement is limited to one-third of its market capitalization held by non-affiliates in any 12 month period. No securities have yet been offered or sold under this registration statement.

NOTE 13 – WARRANTS

Warrants outstanding at October 31, 2008 are as follows:

Warrants:	Number of Warrants	Weighted-Average Exercise Price
Private placement, July 2006	6,890,337	$2.40
Anti-dilutive provisions, July 2006 placement	396,772	$2.40
Private placement, December 2006	7,772,217	$2.72
Outstanding at October 31, 2008	15,059,326	$2.58

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

Changes in warrants during the year ended October 31, 2008 and warrants outstanding at October 31, 2008 are as follows:

Grant Date	Expiration Date	Exercise Price	Outstanding 10/31/07	New Grants	Exercises	Outstanding 10/31/08
7/6/06	7/6/11	$2.40	5,647,008	—	—	5,647,008
7/10/06	7/10/11	2.45	1,154,678	—	—	1,154,678
7/26/06	7/26/11	2.30	72,956	—	—	72,956
7/26/06	7/26/11	2.25	412,467	—	—	412,467
12/19/06	12/19/11	2.72	7,305,698	—	—	7,305,698
12/19/06	12/19/11	2.72	466,519	—	—	466,519

	Totals		15,059,326	—	—	15,059,326

NOTE 14 – EQUITY INCENTIVE PLAN

Nova 2006 Equity Incentive Plan

On April 24, 2006, Nova adopted its 2006 Equity Incentive Plan (the “2006 Plan”), which was amended on September 14, 2007. The 2006 Plan provides for equity incentives to be granted to employees, officers or directors of Nova, or key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. The stockholders have ratified and approved the 2006 Plan.

A maximum of 13,000,000 shares of common stock were authorized for issuance under the 2006 Plan. At October 31, 2008, Nova had 3,278,858 shares remaining for future awards under the 2006 Plan.

All options granted during the years ended October 31, 2008 and 2007 and the period from inception (December 1, 2005) through October 31, 2006 were granted at the market value of the underlying shares on the date of grant.

During the year ended October 31, 2008, the Compensation Committee approved the grant of non-qualified stock options to employees to purchase, in the aggregate, 2,380,000 shares of common stock.  The options expire ten years from the date of the grant, and generally vest over four years.  All options were granted at the market value of the underlying shares on the date of the grant.  These options have an exercise price ranging between $0.32 and $2.36 per share.

The fair value of the stock options granted was computed using the Black-Sholes option-pricing model.  Variables used in the Black-Sholes option-pricing model include (1) risk-free interest rate at the date of grant, (2) expected option life based on using the simplified method determined as the average of the option term and the vesting period, (3) expected volatility, and (4) zero expected dividends.  For options granted during the year ended October 31, 2008, risk-free interest rates ranged between 3.5% and 4.25% and expected volatility ranged between 124% and 401%.

During the year ended October 31, 2007, the Compensation Committee approved the grant of non-qualified stock options to employees to purchase, in the aggregate, 461,500 shares of common stock. The options expire ten years from the date of grant, and generally vest over four years. These options have an exercise price ranging between $2.53 and $3.22 per share.

During the year ended October 31, 2007, consultants were issued non-qualified stock options to purchase, in the aggregate, 75,000 shares of common stock. The options expire ten years from the date of grant. These options have an exercise price ranging between $2.25 and $2.79 per share.

During the period from inception (December 1, 2005) through October 31, 2006, the Compensation Committee approved the grant of non-qualified stock options to employees to purchase, in the aggregate, 5,098,991 shares of common stock. The options expire ten years from the date of grant, and generally vest over two years. These options have an exercise price ranging between $2.62 and $3.88 per share.

During the period from inception (December 1, 2005) through October 31, 2006, consultants were issued non-qualified stock options to purchase, in the aggregate, 600,000 shares of common stock. The options expire ten years from the dates of grant. These options have an exercise price ranging between $2.62 and $3.79 per share

On August 31, 2006, an employee of Nova was granted a restricted stock award for 1,000,000 shares of common stock. The shares vested in equal annual installments over a four year period as long as the employee remained employed by Nova. Nova recorded non-cash share-based compensation expense related to this stock grant. On October 10, 2007, the Compensation Committee accelerated the vesting of the remaining shares of the restricted stock award. The Company erroneously revalued the stock award, which reduced the share-based compensation expense for the year ended October 31, 2007 by $1,245,000.  During 2008, the Company received additional information related to the revision and reversed the prior year entry, resulting in an increase of share-based compensation for the year ended October 31, 2008 by $1,245,000.

Stock option activity from adoption of the 2006 Plan in April 2006 through October 31, 2008 is as follows:

Options under 2006 Equity Incentive Plan:	Number of Options	Weighted-Average Exercise Price

Opening balance	—	—
Option grants	5,698,991	$3.00
Outstanding at October 31, 2006	5,698,991	$3.00
Option grants	536,500	$2.61
Forfeited options	(73,126)	$3.07
Outstanding at October 31, 2007	6,162,365	$2.99
Option grants	2,380,000	$1.82
Outstanding at October 31, 2008	8,542,365	$2.66
Exercisable at October 31, 2008	6,672,522	$2.82

Non-cash share-based compensation expense related to stock options and stock grants during the years ended October 31, 2008 and 2007 and the period from inception (December 1, 2005) through October 31, 2006 was $5,776,000,  $6,482,000, and $16,375,000, respectively, for employees and directors and was $25,000, $215,000 and $2,148,000,  respectively, for the consultants and agents.

It is anticipated that unvested options at October 31, 2008 will result in compensation expense being recognized in future years as follows:

Years ending October 31:
2009	$1,423,000
2010	1,288,000
2011	706,000
$3,417,000

Non-Employee Director Compensation Program

On July 31, 2006, the Board of Directors approved a director compensation program for non-employee directors. Pursuant to this program, the Compensation Committee approved the grant of 95,460 and 50,000 shares of restricted stock to non-employee directors during the year ended October 31, 2007 and the period from inception (December 31, 2005) through October 31, 2006, respectively.  These shares vest in one installment on the third anniversary of the date of grant. The Compensation Committee also approved the grant of 5,456 shares to non-employee directors in lieu of cash retainer fees during the year ended October 31, 2007. Shares granted under the director compensation program are included in the 2006 Equity Incentive Plan.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at October 31, 2008 and 2007 approximate their fair values because of the short-term maturities of these items. Restricted cash and investments at October 31, 2008 and 2007 consist primarily of money market funds and represent debt service reserves for payment of semi-annual interest on the convertible notes through September 30, 2009, funds reserved for capital expenditures, and a sponsor support escrow. The carrying value of these financial instruments approximates its fair value.

The fair value of long-term debt is estimated based on current interest rates available to Nova for debt with similar terms and remaining maturities. Nova’s convertible notes were issued in September 2007, and at October 31, 2008 and 2007, the carrying value of long-term debt approximates its fair value.

NOTE 16 – COMMITMENTS

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

Nova has executed rail car leases for 125 insulated tank cars to ship biodiesel.  Sixty-five of the rail cars are leased for a term of 60 months commencing upon delivery with a monthly rent of $760.  The remaining sixty rail cars have a lease term of 36 months commencing upon delivery and a monthly rent of $585.  Twenty rail cars were delivered during the year ended October 31, 2007 and the remaining 105 rail cars were delivered during the year ended October 31, 2008.  The rail car leases are treated as operating leases.

Future minimum lease commitments under these operating leases at October 31, 2008 are as follows:

Years Ending October 31:
2009	$1,049,400
2010	1,049,400
2011	979,200
2012	522,700
2013	136,800
Total minimum payments	$3,737,500

Rent expense during the years ended October 31, 2008 and 2007 and the period from inception (December 1, 2005) through October 31, 2006 was approximately $125,000, $155,000 and $80,000, respectively.

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

Biodiesel Sale and Purchase Agreement

On August 8, 2007, Nova entered into a biodiesel sale and purchase agreement with Gavilon, LLC (formerly ConAgra Trade Group, Inc.) (“Gavilon”).  Under the agreement, Gavilon would have purchased and taken delivery from Nova of approximately 10,000,000 gallons per year of biodiesel produced at the Greenville, Mississippi refinery owned and operated by Scott and to be sold to Nova pursuant to a tolling and off-take agreement with Scott (see Note 5).  The biodiesel sale price would have been the price per gallon invoiced by Gavilon to its customers or otherwise payable by Gavilon if it is the principal buyer less Gavilon’s transportation costs, plus a fee.  The price was subject to adjustment for quantity, price and tax incentive if the biodiesel is blended prior to its sale to Gavilon.  The initial term of the agreement provided for termination upon the later of ten years from the first day of the calendar month in which the Company sells and delivers biodiesel to Gavilon pursuant to the agreement or on May 1, 2018, unless terminated earlier.  The agreement may be subsequently extended for successive five year terms.  Subsequent to October 31, 2008, Nova terminated the biodiesel sale and purchase agreement with Gavilon, LLC in connection with its termination of the tolling and off-take agreement with Scott (see Note 5).

On September 13, 2006, Nova Seneca entered into an agreement with Gavilon for biodiesel sales at the Seneca biodiesel refinery.  The ten-year agreement provides that Gavilon will purchase and sell all of the biodiesel fuel produced by, and manage the logistics for, the facility at market based prices. The biodiesel sale price is the price per gallon invoiced by Gavilon to its customers or otherwise payable by Gavilon if it is the principal buyer less Gavilon’s transportation costs, plus a fee.  The price is subject to adjustment for quantity, price and tax incentive if the biodiesel is blended prior to its sale to Gavilon.  The agreement may be extended for successive five year terms.

Defined Contribution Plans

Nova sponsors defined contribution plans for its employees. These plans include a SIMPLE IRA and a 401(k) plan. Employees may elect to make annual contributions and Nova matches an employee’s elective deferral dollar for dollar up to 3% of the employee’s compensation. Expense recorded for the matching contributions during the years ended October 31, 2008 and 2007 and the period from inception (December 1, 2005) through October 31, 2006 was $100,000, $43,000 and $7,000, respectively.

NOTE 17 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject Nova to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The accounts maintained by Nova at banks are insured by the Federal Deposit Insurance Corporation up to $250,000 per depository institution. The uninsured balance was $11,812,000 at October 31, 2008. Nova has not experienced any credit losses in such accounts and believes it is not exposed to any significant risk of loss based on this exposure.

During the year ended October 31, 2008, approximately 89% of Nova’s biodiesel and related co-product sales and receivables were to Gavilon.

NOTE 18 – CONTINGENCIES

In the normal course of business, Nova may become subject to lawsuits and other claims and proceedings.  These matters are subject to uncertainty and outcomes are not predictable with assurance.  Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Nova’s financial position, results of operations or liquidity.

NOTE 19 – SUPPLEMENTAL GUARANTOR INFORMATION

Nova’s payment obligations under its convertible senior secured notes (see Note 9) are fully and unconditionally guaranteed, on a joint and several basis, by each of its current and future restricted subsidiaries (“Guarantor Subsidiaries”).  At October 31, 2008, the Guarantor Subsidiaries are Nova Holding Clinton County, LLC and Nova Biofuels Clinton County, LLC.  The Guarantor Subsidiaries were formed in August 2007 and had no assets or liabilities or operations prior to that date.  Each Guarantor Subsidiary is 100% owned by the parent company.  The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Nova Biosource Fuels, Inc., the Guarantor Subsidiaries and the

remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present Nova’s results on a consolidated basis.

Condensed Consolidating Balance Sheet Information

October 31, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$1,298	$25	$302	$—	$1,625
Accounts receivable	—	178	4,958	—	5,136
Inventories	—	448	7,606	—	8,054
Other current assets	302	(9)	2	—	295
Total current assets	1,600	642	12,868	—	15,110
Receivables-related party	108,572	16,496	89,771	(214,839)	—
Property, plant and equipment	—	9,394	72,992	—	82,386
Other assets	8,738	—	13,974	—	22,712
Total Assets	$118,910	$26,532	$189,605	$(214,839)	$120,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$70	$7,730	$—	$7,800
Accounts payable	554	702	6,534	—	7,790
Accrued expenses	778	56	1,659	—	2,493
Total current liabilities	1,332	828	15,923	—	18,083
Payables-related party	8,274	30,788	175,777	(214,839)	—
Long-term debt	55,000	210	34,454	—	89,664
Total liabilities	64,606	31,826	226,154	(214,839)	107,747
Investment deficiency in subsidiaries	44,417	—	—	(44,417)	—
Minority interest	—	—	2,574	—	2,574
Stockholders’ equity	9,887	(5,294)	(39,123)	44,417	9,887
Total Liabilities and Stockholders’ Equity	$118,910	$26,532	$189,605	$(214,839)	$120,208

Condensed Consolidating Balance Sheet Information

October 31, 2007

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$25,537	$532	$96	$—	$26,165
Accounts receivable	—	493	4,085	—	4,578
Inventories	—	659	—	—	659
Other current assets	345	3	2,506	—	2,854
Total current assets	25,882	1,687	6,687	—	34,256
Receivables-related party	79,672	1,000	61,540	(142,212)	—
Property, plant and equipment	67	10,383	59,715	—	70,165
Other assets	15,047	—	53	—	15,100
Total Assets	$120,668	$13,070	$134,018	$(142,212)	$125,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$60	$12	$—	$72
Accounts payable	1,569	1,115	4,758	—	7,442
Accrued expenses	1,209	251	8,404	—	9,864
Total current liabilities	2,778	1,426	13,174	—	17,378
Payables-related party	1,798	12,335	128,079	(142,212)	—
Long-term debt	55,000	270	2,508	—	57,778
Total liabilities	59,576	14,031	143,761	(142,212)	75,156
Investment deficiency in subsidiaries	14,684	—	—	(14,684)	—
Minority interest	—	—	3,980	—	3,980
Stockholders’ equity	46,408	(961)	(13,723)	14,684	46,408
Total Liabilities and Stockholders’ Equity	$120,668	$13,070	$134,018	$(142,212)	$125,544

Condensed Consolidating Operations Information

Year Ended October 31, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Biodiesel and related co-product sales	$—	$10,143	$55,091	$—	$65,234
Contracting revenues	—	—	2,193	—	2,193
Total revenues	—	10,143	57,284	—	67,427
Costs and expenses:
Cost of biodiesel & related co-product sales	—	13,949	60,168	—	74,117
Long-lived asset impairment	—	337	14,830	—	15,167
Selling, general and administrative	8,974	205	7,484	—	16,663
Total costs and expense	8,974	14,491	82,482	—	105,947
Loss from operations	(8,974)	(4,348)	(25,198)	—	(38,520)
Equity in losses of subsidiaries	(30,085)	—	—	30,085	—
Other income (expense):
Interest and other income	429	14	208	—	651
Interest expense	(3,668)	—	(2,167)	—	(5,835)
Minority interest in loss of subsidiary	—	—	1,406	—	1,406
Net loss	$(42,298)	$(4,334)	$(25,751)	$30,085	$(42,298)

Condensed Consolidating Operations Information

Year Ended October 31, 2007

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Biodiesel and related co-product sales	$—	$3,179	$—	$—	$3,179
Contracting revenues	—	—	21,759	—	21,759
Total revenues	—	3,179	21,759	—	24,938
Costs and expenses:
Cost of biodiesel & related co-product sales	—	3,914	—	—	3,914
Contracting expenses	—	—	27,075	—	27,075
Selling, general and administrative	12,651	215	2,137	—	15,003
Total costs and expense	12,651	4,129	29,212	—	45,992
Loss from operations	(12,651)	(950)	(7,453)	—	(21,054)
Equity in losses of subsidiaries	(8,311)	—	—	8,311	—
Other income (expense):
Interest and other income	1,636	5	81	—	1,722
Interest expense	(90)	(16)	—	—	(106)
Minority interest in loss of subsidiary	—	—	22	—	22
Net loss	$(19,416)	$(961)	$(7,350)	$8,311	$(19,416)

Condensed Consolidating Cash Flow Information

Year Ended October 31, 2008

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net loss	$(12,213)	$(4,333)	$(25,752)	$—	$(42,298)
Non-cash expenses	4,645	1,334	15,033	—	21,012
Net changes in working capital and other	142	(67)	(13,447)	—	(13,372)
	(7,426)	(3,066)	(24,166)	—	(34,658)
Cash flows from investing activities:
Additions to fixed assets	481	(345)	(26,192)	—	(26,056)
Additions to restricted cash and investments	5,553	—	(6,740)	—	(1,187)
	6,034	(345)	(32,932)	—	(27,243)
Cash flows from financing activities:
Net change in intercompany receivables/ payables	(22,775)	2,954	19,821	—	—
Payment of long-term debt	—	(50)	(2,524)	—	(2,574)
Proceeds from issuance of debt, net	—	—	42,188	—	42,188
Costs associated with issuance of debt	(72)	—	(2,181)	—	(2,253)
	(22,847)	2,904	57,304	—	37,361
Net (decrease) increase in cash and cash equivalents	(24,239)	(507)	206	—	(24,540)
Cash and cash equivalents
Beginning of year	25,537	532	96	—	26,165
End of year	$1,298	$25	$302	$—	$1,625

Condensed Consolidating Cash Flow Information

Year Ended October 31, 2007

(in thousands)

	Nova Biosource Fuels, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net loss	$(19,416)	$(961)	$(7,350)	$8,311	$(19,416)
Non-cash expenses	6,709	166	203	—	7,078
Net changes in working capital and other	8,102	680	(10,399)	(8,311)	(9,928)
	(4,605)	(115)	(17,546)	—	(22,266)
Cash flows from investing activities:
Additions to fixed assets	(73)	—	(48,358)	—	(48,431)
Additions to restricted cash and investments	(11,072)	—	(53)	—	(11,125)
Purchase of net assets in business combination	—	(10,688)	—	—	(10,688)
	(11,145)	(10,688)	(48,411)	—	(70,244)
Cash flows from financing activities:
Net change in intercompany receivables/ payables	(69,635)	11,335	58,300	—	—
Proceeds from private placement of stock, net	43,795	—	—	—	43,795
Proceeds from issuance of debt, net	53,478	—	—	—	53,478
Repurchase of common stock for treasury	(424)	—	—	—	(424)
	27,214	11,335	58,300	—	96,849
Net (decrease) increase in cash and cash equivalents	11,464	532	(7,657)	—	4,339
Cash and cash equivalents
Beginning of year	14,073	—	7,753	—	21,826
End of year	$25,537	$532	$96	$—	$26,165

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information required to be disclosed in reports filed by us under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure.  Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are not effective to allow timely decisions regarding the required disclosure, as discussed below.

Changes in Internal Control over Financial Reporting.

There have been no changes in our system of internal control over financial reporting during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, although management is evaluating its controls and procedures to remediate the deficiencies discussed below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

·

Management has determined that the Company did not maintain effective controls over the accuracy of share-based compensation. Accordingly, there was a material weakness in internal controls over the Company’s share-based compensation process.

·

Management has determined that the Company did not maintain effective controls over the accuracy of revenue recognition. Accordingly, there was a material weakness in internal controls over the Company’s revenue recognition process.

·

Management determined that the Company lacked sufficient qualified personnel to monitor the operating effectiveness of internal controls and the effective completion of its financial reporting processes. This inadequate level of skilled resources resulted in ineffective oversight of the Company’s financial reporting process. Accordingly, there was a material weakness in internal controls over monitoring the Company’s financial reporting processes.

Malone & Bailey, P.C., an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of October 31, 2008, as stated in their report included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age, positions and biographical information of our directors and executive officers are set forth below:

Name	Age	Position and Business Experience
Kenneth T. Hern	71

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

C. Robert Black	73

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

John S. Reiland	59

Director. Mr. Reiland has been a director since July 31, 2006. He is currently the Chief Financial Officer of SingerLewak LLP, an accounting services firm headquartered in Los Angeles, a position he has held since January 2008. From August 2007 through January 2008, Mr. Reiland was the Chief Financial Officer of StarVox Communications, Inc., a telecommunications services provider. From March 2006 to 2007, Mr. Reiland was CEO/Chief Restructuring Officer of RONCO, a company engaged in the manufacture, marketing and distribution of consumer products. From March 2003 until March 2006, he served as the Chief Financial Officer of US Dataworks, a developer of payment processing software focused on the financial services market, federal, state and local governments, billers and retailers. From March 2002 until December 2002, Mr. Reiland was the Interim Chief Executive Officer of New England Pantry, Inc., a convenience store chain. From November 2000 to February 2002, he was Chief Executive Officer of ServiceIQ, a privately held developmental stage company developing wireless communications devices for the field service industry.. Mr. Reiland is a certified public accountant and began his career at PriceWaterhouse & Co. from 1973 to 1978. He received his Bachelor of Business Administration degree from the University of Houston in 1973.

Name	Age	Position and Business Experience
Robert White	73

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

Fred S. Zeidman	62

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

Jay Fillman	54

Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Fillman has been Chief Financial Officer since May 2008. Prior to becoming our Chief Financial Officer, he served as a consultant to the company, assisting with corporate development. Mr. Fillman was one of the founders of Illinois River Energy, a publicly traded green field ethanol producer, and served as the company’s Vice President and a Manager with responsibility for accounting and financial matters from 2001 to 2004. In 1992 and 1978, respectively, Mr. Fillman founded Fillman Insurance and Fillman Tax Services. Mr. Fillman currently manages Fillman Insurance and the daily operations of a corn and soybean farm. He also served as a manager of the Illinois Soybean Operating Board and American Soybean Development Foundation. He holds a Bachelor of Science degree in Agricultural Economics from the University of Illinois.

Name	Age	Position and Business Experience
Richard Talley	44

Chief Operating Officer. Mr. Talley has been our Chief Operating Officer since October 2008 and was our Vice President of Technology and Projects and President of Biosource America, Inc. from April 2006 until then. He has over 21 years of experience in process development and design. During the last eight years, he has led the effort with Biosource Fuels, LLC and one of the members of Biosource Fuels, LLC to develop the unique biodiesel production technology now owned by the Company. Mr. Talley has been requested to speak at the National Biodiesel Board (NBB) Annual Conference and the Fat and Proteins Research Foundation (FPRF) Annual Meeting, where he led presentations on biodiesel production technologies. In addition, Mr. Talley has authored an article regarding biodiesel production from animal fats and greases for the National Render Association’s Magazine (Render February 2004 “Biodiesel: A Compelling Business for The Rendering Industry”). Before joining biodiesel production technology development efforts in the fall of 2000, Mr. Talley served as the Western Regional Manager for HKM Engineering. HKM was a regional civil, structural and environmental engineering firm that specialized in large scale industrial and public works projects, including process and chemical refineries, structures, dams, highways and bridges, airports and large water supply, treatment and distributions systems. Mr. Talley began work with HKM in 1990 and served as a project engineer, project manager, and technical division director prior to his promotion and transfer to the Western Regional Manager position in Butte, Montana. Mr. Talley received his B.S. in Civil Engineering from the University of Wyoming in 1986, and is currently registered as a professional engineer in the states of Wyoming, Montana, and Idaho.

Russell D. Sammons	35

Vice President of Marketing. Mr. Sammons has been our Vice President of Marketing since October 2008 and was our Vice President of Refinery Operations from June 2006 until then. He was previously employed as a Turnaround and Majors Planning Section Supervisor with ExxonMobil Refining & Supply, a division of ExxonMobil focusing on refining crude oil into refined fuel products, from 2002 until 2006, where he oversaw planning and controls of turnarounds and large maintenance jobs in ExxonMobil’s largest United States Refinery. From 2000 until 2002, Mr. Sammons was employed with ExxonMobil as a Maintenance Section Supervisor. Mr. Sammons earned a master’s degree in business administration from the University of Houston and a bachelor’s degree in mechanical engineering from the Colorado School of Mines.

The remaining information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of October 31, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,542,365	$2.66	3,278,858
Equity compensation plans not approved by security holders	—	—	—
Total	8,542,365	$2.66	3,278,858

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

Material Features of Individual Arrangements Not Approved by Shareholders

As of October 31, 2008, we do not have any individual equity compensation arrangements outside of our 2006 Equity Incentive Plan.

The remaining information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)           Financial Statements: See Item 8 above.

(2)           Financial Statement Schedules:  Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)&(b)   Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements are identified in such Exhibit Index by the symbol “*”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.
Dated: January 28, 2009	/s/ KENNETH T. HERN
Kenneth T. Hern
Chairman and Chief Executive Officer
(Principal Executive Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENNETH T. HERN	Chairman and Chief Executive Officer	January 28, 2009
Kenneth T. Hern	(Principal Executive Officer)

/s/ JAY FILLMAN	Vice President, Chief Financial Officer, Secretary and	January 28, 2009
Jay Fillman	Treasurer (Principal Financial and Accounting Officer)

/s/ C. ROBERT BLACK	Director	January 28, 2009
C. Robert Black

/s/ JOHN S. REILAND	Director	January 28, 2009
John S. Reiland

/s/ ROBERT W. WHITE	Director	January 28, 2009
Robert W. White

/s/ FRED S. ZEIDMAN	Director and Interim President	January 28, 2009
Fred S. Zeidman

EXHIBIT INDEX

Exhibit No.	Title
2.1

Share Exchange Agreement, dated March 30, 2006, among Nova Oil, Inc., Biosource America, Inc. and the shareholders of Biosource America, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

2.2

Asset Purchase Agreement, dated February 7, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

2.3

Omnibus Amendment to Asset Purchase Agreement and operative documents, dated as of April 28, 2006, among Biosource Fuels, LLC, the members and assignees of Biosource Fuels, LLC, Nova Oil, Inc. and Biosource America, Inc. (incorporated by reference to Exhibit 2.3 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).

2.4

Asset Purchase Agreement between Nova Biofuels Clinton County, LLC, Clinton County Bio Energy, L.L.C. and the Members of Clinton County Bio Energy, L.L.C. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 15, 2007 and filed with the SEC on August 16, 2007).

3.1

Amended and Restated Articles of Incorporation of Nova Biosource Fuels, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

3.2

Bylaws of Nova Biosource Fuels, Inc. (composite as amended as of February 3, 2008) (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).

4.1	See Exhibits 3.1 and 3.2

4.2

Specimen common stock certificate (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

4.3

Form of Warrant, dated as of July 6, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.4

Form of Warrant, dated as of July 10, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.5

Form of Warrant, dated as of July 11, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.6

Form of Warrant, dated as of December 21, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated December 19, 2006 and filed with the SEC on December 20, 2006).

4.7

Registration Rights Agreement, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

4.8

Registration Rights Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.9

Registration Rights Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.10

Registration Rights Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

Exhibit No.	Title
4.11

Registration Rights Agreement, dated as of December 19, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated December 19, 2006 and filed with the SEC on December 20, 2006).

4.12

Securities Purchase Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.13

Securities Purchase Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.14

Securities Purchase Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.15

Securities Purchase Agreement, dated as of December 19, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 19, 2006 and filed with the SEC on December 20, 2006).

4.16

Securities Purchase Agreement, dated as of September 27, 2007, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

4.17

Indenture, dated as of September 28, 2007, among the Company, the Guarantors set forth therein, Nova Holding Seneca LLC, a wholly-owned subsidiary of the Company, the Bank of New York Trust Company, N.A., a national banking association, as trustee (including the note and guarantee attached thereto) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

4.18

Supplemental Indenture, dated as of March 27, 2008, to the Indenture, dated as of September 28, 2007, among the Company, the Guarantors set forth therein, Nova Holding Seneca LLC, a wholly-owned subsidiary of the Company, and the Bank of New York Trust Company, N.A., a national banking association, as trustee (including the note and guarantee attached thereto) (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q dated July 31, 2008 and filed with the SEC on June 9, 2008).

4.19

Registration Rights Agreement, dated as of September 27, 2007, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

4.20

Share Loan Registration Rights Agreement, dated as of September 28, 2007, among the Company, Kenneth T. Hern, J.D. McGraw and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated September 28, 2007 filed with the SEC on October 4, 2007).

10.1

Confidentiality and Non-Competition Agreement, dated as of February 17, 2006, between Biosource America, Inc. and Resodyn Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

10.2

Agreement, dated as of March 31, 2006, between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).

10.3

Biofuel Tolling and Off-Take Agreement, dated March 7, 2007, between Nova Biofuels Trade Group, LLC and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended April 30, 2007 and filed with the SEC on June 14, 2007).

10.4

Change Order One, dated June 28, 2007, to the agreement dated March 31, 2006 between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007 and filed with the SEC on September 13, 2007).

10.5

Change Order Two, dated July 2, 2007, to the agreement dated March 31, 2006 between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007 and filed with the SEC on September 13, 2007).

Exhibit No.	Title
10.6

Amendment, dated July 2, 2007, to Agreement between Scott Petroleum Corporation and Biosource America, Inc. and Biofuel Tolling and Off-Take Agreement between Nova Biofuels Trade Group, LLC and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).

10.7

Second Amendment to the Biofuel Tolling and Off-Take Agreement, executed and delivered on September 3, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2008).

10.8

Purchase and Sale Agreement by and between Nova Biofuels Seneca, LLC and L&L Properties LLC and Shipyard Industrial Park, Inc., dated as of June 23, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.9

Biodiesel Sale and Purchase Agreement, dated as of July 30, 2007, between Nova Biofuels Trade Group, LLC and Gavilon, LLC, formerly known as ConAgra Trade Group (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 8, 2007 and filed with the SEC on August 13, 2007).

10.10

Credit Agreement, dated as of December 26, 2007, among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated December 26, 2007 and filed with the SEC on January 2, 2008).

10.11

First Amendment to Credit Agreement, dated February 22, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated July 31, 2008 and filed with the SEC on June 9, 2008).

10.12

Second Amendment to Credit Agreement, dated as of April 17, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated July 31, 2008 and filed with the SEC on June 9, 2008).

10.13†

Third Amendment to Credit Agreement, dated as of September 5, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank.

10.14†

Fourth Amendment to Credit Agreement, dated as of September 29, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank.

10.15†

Fifth Amendment to Credit Agreement and First Amendment to Completion Guaranty, dated as of October 31, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank.

10.16†

Sixth Amendment to Credit Agreement, dated as of December 29, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank.

Exhibit No.	Title
10.17

Subscription Agreement, dated as of June 23, 2006, between KBI Energy, LLC and Nova Holdings Seneca LLC (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.18

Feedstock Agreement between Nova Biofuels Seneca, LLC and Lipid Logistics, LLC, dated as of June 26, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.19

Biodiesel Sale and Purchase Agreement, dated as of September 13, 2006, between Nova Biofuels Seneca, LLC and Gavilon, LLC, as successor to ConAgra Trade Group, Inc., (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

10.20*

Nova Biosource Fuels, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).

10.21*

Form of Non-Qualified Stock Option Agreement for 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).

10.22*

Form of Stock Bonus Agreement for Consultants and Advisors under the Company’s 2006 Equity Incentive Plan. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006)

10.23*

Form of Restricted Stock Award Agreement for Non-Employee Directors under the Company’s 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).

10.24*

Employment Agreement, dated as of May 1, 2006, between Biosource America, Inc. and Richard H. Talley (incorporated by reference to Exhibit 10.13 of the Company’s Amended Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 30, 2006).

10.25*

Employment Agreement, dated as of June 13, 2006, between the Company and Russell D. Sammons (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.26*

Employment Agreement, dated as of May 1, 2006, between the Company and Leon van Kraayenburg (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.27*

Executive Services Agreement between the Company and Tatum, LLC dated December 29, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).

10.28*

Project Agreement between the Company and Tatum, LLC, dated December 28, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).

10.29*†	Summary of Non-Equity Compensation of Certain Named Executive Officers.

10.30*

Nova Director Compensation Program (2008) (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).

10.31

Master Securities Loan Agreement between Jefferies & Company, Inc. and Kenneth T. Hern and J.D. McGraw (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

10.32

Letter Agreement among the Company, Kenneth T. Hern and J.D. McGraw (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

Exhibit No.	Title
10.33

Letter Agreement among Jefferies & Company, Inc., Kenneth T. Hern and J.D. McGraw (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

14.1

Nova Biosource Fuels, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed with the SEC on April 3, 2006).

21.1

Subsidiaries of Nova Biosource Fuels, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).

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