Form 10-K/A
period 2008-10-31
NOVA BIOSOURCE FUELS, INC.
filed 2009-03-02
CIK 1137469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20541

FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of April 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $93,388,000 based on the closing price as reported on the American Stock Exchange.

As of January 15, 2009, there were 110,047,996 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference:  None.

EXPLANATORY NOTE

Nova Biosource Fuels, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (“Form 10-K/A”) to include the information required in Part III of Form 10-K. The information presented in this Form 10-K/A amends and restates Items 10, 11, 12, 13 and 14 of the Form 10-K as originally filed (the “Original Filing”). In addition, Item 9B of Part II is being amended to disclose receipt of a notice from NYSE Alternext US LLC, and Item 15 of Part IV is being amended to include currently dated certifications from Nova Biosource Fuels, Inc.’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Form 10-K/A.

Except the information disclosed in Item 9B, this amendment is not intended to update other information presented in the Original Filing. Accordingly, this amendment should be read in conjunction with other filings, if any, made by Nova Biosource Fuels, Inc. with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing, including any amendments to those filings.

i

Nova Biosource Fuels, Inc. and Subsidiaries

Amendment No. 1 to Annual Report on Form 10-K for the Year Ended October 31, 2008

ii

Basis of Presentation

In this Amendment No. 1 to the Annual Report on Form 10-K, the terms “Nova,” “the Company,” “we,” “our” and “us” refer to Nova Biosource Fuels, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis. The term “Nova Biosource Fuels” refers to Nova Biosource Fuels, Inc. on a stand alone basis only, and not its subsidiaries. The term “Nova Oil” refers to Nova Oil, Inc. prior to the share exchange with Biosource America, Inc. on March 31, 2006. Nova Oil, Inc. changed its name to Nova Biosource Fuels, Inc. on September 12, 2006.

Forward-Looking Statements

This Amendment No. 1 may contain forward-looking statements. These forward- looking statements relate to our outlook or expectations for earnings, revenues, expenses, future financial or business performance, plans, goals, strategies, intent, beliefs or current expectations. Specifically, forward looking statements may include statements preceded by, followed by or that include the words: “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “project,” “forecast” and the like, or future- tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Statements contemplating or making assumptions about actual or potential future sales, economic performance, financial condition, business prospects, revenue, income, market size, refinery construction, testing, completion and production schedules, collaborations, and trends or operating results also constitute forward-looking statements.

Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that could cause actual results to differ include general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service, and other risks referenced from time to time in our SEC filings and those factors listed under “Part I, Item 1A. Risk Factors” of the Original Filing.

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

ITEM 9B.  OTHER INFORMATION

On February 27, 2009, Nova Biosource Fuels, Inc. (the “Company”) received a notice from NYSE Alternext US LLC, formerly known as the American Stock Exchange (the “Exchange”), indicating that the Company was not in compliance with Section 1003(a)(iv) of the NYSE Alternext US LLC Company Guide, formerly the American Stock Exchange Company Guide (the “Company Guide”), in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.  In order to maintain its Exchange listing, the Company must submit a plan of compliance by March 30, 2009 advising the Exchange how it intends to regain compliance with Section 1003(a)(iv) of the Company Guide by August 27, 2009.  The Corporate Compliance Department of the Exchange will evaluate the plan and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards within the specified timeframe, in which case the plan will be accepted.  If the plan is accepted, the Company may be able to continue its listing during the plan period up to August 11, 2009, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan.  If the Company does not submit a plan, if the Company submits a plan that is not accepted or if the plan is accepted but the Company is not in compliance with the continued listing standards at the conclusion of the plan period or does not make progress consistent with the plan during the plan period, the Company may become subject to delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.  In addition, the Exchange notified the Company that, since October 22, 2008, the Company’s common stock has been trading below $0.25 per share and closed at $0.06 on February 26, 2009.  The Exchange Staff is concerned that, as a result of its low selling price, the Company’s common stock may not be suitable for auction market trading.  Therefore, in accordance with Section 1005(f)(v) of the Company Guide, the Exchange notified the Company that it deems it appropriate under the circumstances for the Company to effect a reverse stock split to address its low selling price.  If a reverse stock split is not completed in a reasonable amount of time, the Exchange may consider suspending dealings in, or removing from the list, the Company’s common stock.  There can be no assurance that the Company will be able to effectuate a reverse stock split within the time frame deemed satisfactory by the Exchange or, if effectuated, if a reverse stock split will result in an increase in the selling price of the Company’s common stock in an amount sufficient to satisfy the requirements of Section 1005(f)(v) of the Company Guide.

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

Interim President, Director. In March 2008, Mr. Zeidman was appointed our Interim President. Mr. Zeidman has been a director since June 26, 2007. He has served as a Managing Director of the law firm Greenberg Traurig, LLP since July 2003. Mr. Zeidman has served as Chairman of the Board of Corporate Strategies, Inc., a consulting firm, since July 2004, and he served as Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 to February 2007. Mr. Zeidman serves as the Chairman of the Board of the United States Holocaust Memorial Museum. He received a Bachelor of Science in Business Administration from Washington University in 1968, and an MBA from New York University in 1970.

Jay Fillman	54

Vice President, Chief Financial Officer, Secretary and Treasurer.  Mr. Fillman has been Chief Financial Officer since May 2008.  Prior to becoming our Chief Financial Officer, he served as a consultant to the company, assisting with corporate development. Mr. Fillman was one of the founders of Illinois River Energy, a public reporting green field ethanol producer, and served as the company’s Vice President and a Manager with responsibility for accounting and financial matters from 2001 to 2004. In 1992 and 1978, respectively, Mr. Fillman founded Fillman Insurance and Fillman Tax Services. Mr. Fillman currently manages Fillman Insurance and the daily operations of a corn and soybean farm. He also served as a manager of the Illinois Soybean Operating Board and American Soybean Development Foundation. He holds a Bachelor of Science degree in Agricultural Economics from the University of Illinois.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers, and persons who own more than 10% of a registered class of equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Executive officers, directors and shareholders beneficially owning more than 10% of the Company’s outstanding shares are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon review of the copies of such reports furnished to the Company during the year ended October 31, 2008 and on written representations from certain reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and stockholders beneficially owning more than 10% of its outstanding shares were complied with during the fiscal year ended October 31, 2008, with the following exceptions:

Mr. McGowan, a 10% stockholder had two late Form 4 filings reporting five transactions.  Mr. Talley, an executive officer, had one late Form 4 filing reporting four transactions.  Messrs. Zeidman, Reiland, Black, White, Rainey, Sinders and Powers, directors, each had one late Form 4 filing reporting one transaction.  Mr. Fillman, an executive officer, had one late Form 3 filing.

Code of Ethics and Business Conduct

We have adopted a code of ethics for our principal executive officer and our principal financial and accounting officer. Such code of ethics is represented by our Code of Ethics and Business Conduct, which is applicable to all of our employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 filed with the SEC on January 16, 2007 and is also available on our Internet website at http://www.novabiosource.com under the “Investor Relations” tab. Printed copies of the Code of Ethics and Business Conduct are also available to any person without charge upon written request to the Corporate Secretary of Nova Biosource Fuels, Inc. at 600 Dewey Blvd., Suite B, Butte, MT 59701. We may satisfy the disclosure obligations under Item 5.05 of Form 8-K regarding amendments to or waivers from our Code of Ethics and Business Conduct by posting such information on our Internet website.

Board Nomination

There have been no material changes to the procedure by which a stockholder may recommend nominees to our Board of Directors.

Audit Committee

Nova Biosource Fuels has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee currently consists of Mr. John S. Reiland, Chair, Mr. C. Robert Black, and Mr. Robert White, each of whom has been determined by the Board of Directors to meet the independence requirements for audit committee membership set forth by the American Stock Exchange in Section 803 of the American Stock Exchange Company Guide. The Board of Directors has determined that each of Messrs. Reiland and Black is an “audit committee financial expert” as defined by Item 405(d)(5)(ii) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Nova’s board of directors has designated a Compensation Committee of the Board (the “Compensation Committee”). It is the responsibility of the Compensation Committee to set compensation for executive officers and directors, to establish and administer our executive compensation policies to promote the long-term interests of the Company and to assess the performance of the executive officers.  The Compensation Committee met two times and acted by written consent three times during the fiscal year ended October 31, 2008.

In determining the compensation of the executives reporting to the chief executive officer (the “CEO”), including the executive officers named in the Summary Compensation Table below (each, a Named Executive Officer; collectively, the Named Executive Officers), the Compensation Committee seeks the input of the CEO on the performance of these individuals and the CEO’s recommendations regarding individual compensation actions.  For more information about each of the incentive and other benefit plans available to our executive officers see the compensation tables and the accompanying narratives immediately following “— Compensation Discussion and Analysis.”  Additionally, the CEO works with the Compensation Committee in determining appropriate criteria for evaluating individual and company performance. The Compensation Committee then determines compensation for these executives. The Compensation Committee annually evaluates the CEO’s performance in light of the goals and objectives for the applicable year and determines the CEO’s compensation, including base salary and incentive awards, based on this evaluation.  Due to the small size of our company, the Compensation Committee is able to make or specifically approve virtually all decisions regarding executive compensation and, therefore, the delegation of the Compensation Committee’s authority in this regard is very limited.

Compensation Philosophy

The Company uses the following principles in setting compensation levels and structures:  (i) compensation for executive officers should be strongly tied to technology, project and operations performance metrics that are challenging, yet obtainable; (ii) compensation should be fair and competitive in relation to the marketplace; (iii) sense of ownership and long-term perspective should be reaffirmed through the Company’s compensation structure; and (iv) outstanding achievement should be recognized.

Objectives of Compensation Philosophy

In setting overall total compensation for its executive officers, the Compensation Committee strives to achieve and balance the following objectives: (i) hiring and retaining high-performing individuals with the skills to help the Company achieve the Company’s objectives; (ii) aligning the goals of executive officers with those of the stockholders of the Company; and (iii) motivating executive officers to achieve the Company’s important short, medium and long-term goals.

Compensation Consultant

In the fiscal year ended October 31, 2008 the Compensation Committee did not utilize a compensation consultant.

Elements of Compensation and Setting Executive Compensation

The Compensation Committee annually reviews and approves the base salaries, bonuses and equity awards of our executive officers.  Other factors impacting compensation include individual performance and retention risk.  In an effort to achieve our compensation objectives, we have established an executive compensation program that primarily consists of:

·                  Salaries;

·                  Cash bonuses;

·                  Equity awards;

·                  Post-termination compensation; and

·                  Benefits.

The Company has no policies or formula for allocating compensation among the various elements.  Rather, the Compensation Committee blends the components of compensation in an effort to achieve a total compensation package that is weighted toward the equity component.  Compensation was determined by the Compensation Committee based on the recommendation of the Chief Executive Officer (other than his own compensation) by reference to the prior year’s total compensation and subjective determinations of individual performance.

Base Salary

Salaries are our primary forms of cash compensation.  We believe that base salary should be commensurate with the scope and complexity of each executive officer’s position and the level of responsibility required.  We try to provide a reasonable amount of cash compensation to our employees to enable them to meet their personal financial obligations.  We believe that a competitive level of base salary is required to attract and retain qualified talent.  The Compensation Committee reviews and determines the base salaries for executive officers at least annually, although salaries may remain unchanged for a period of time.  Additionally, salary increases may also be approved by the Compensation Committee as a result of an executive’s promotion or a significant change in an executive’s responsibilities.

In April 2008, the Compensation Committee approved a salary increase of 44% for Fred Zeidman.  This increase was made due to the increased scope of his responsibilities as interim president.  The annual base salary for each of the other Named Executive Officers remained unchanged throughout the fiscal year ended October 31, 2008.

Bonuses

The cash bonuses reward achievement of short-term goals and allow the Company to recognize individual and team achievements.  Except as indicated below, no cash bonuses were paid to the Named Executive Officers for services during the fiscal year ending October 31, 2008.

Equity Awards

The equity awards serve as long-term incentives, as they are generally stock options that vest over time.  All equity awards are forms of non-cash compensation.  The Company believes that equity awards are an effective way for the Company to reward achievement of long-term goals, conserve cash resources and further align the interests of the executive officers with those of our stockholders.  Options become valuable only as long-term goals are achieved and the Company’s stock price rises.  They provide our executive officers with a personal stake in the performance of the Company’s equity even before vesting.  A large percentage of the total compensation paid to our executive officers consists of equity awards because the Company believes this is consistent with its philosophy of paying for performance and requiring more compensation to be at risk for employees at the highest level.

The Company primarily uses grants of options to purchase its common stock but may also use restricted stock for its equity awards granted to our executive officers.  Stock options effectively align our executives’ goals with those of stockholders and motivate executive officers to achieve our long-term goals.  Our option agreements typically include both time-vesting and termination forfeiture terms, which assist us in inducing the employment and retention of executive officers by providing financial incentives related to retention.

The Compensation Committee also believes that shares of time-vesting restricted stock will encourage achievement of long-term goals and retention of key executives in a similar manner as option awards.  The Compensation Committee plans to continue to utilize both option awards and grants of restricted stock as a key component in compensating the Company’s executive officers.

We use equity awards as an incentive to join the Company, a reward for past performance and an incentive for future performance.  Many of our executive officers received a grant of equity awards upon joining the Company, providing them with an equity stake and a long-term incentive.  The size of these initial grants was determined by market factors, as such grants were used in the recruitment of the executive officers to the Company.  Although it typically grants additional awards annually, the Compensation Committee is not bound to make continuing equity awards to executive officers, and in fact does not in every case.  Factors to be considered by the Compensation Committee in determining whether an executive officer receives an equity award and the size and vesting schedule of such equity award include, without limitation:

·                  The performance and accomplishments of the executive officer, as well as the Company;

·                  The cumulative number of shares and terms (including option exercise price) of previous equity awards, which may, in the view of the Compensation Committee, be sufficient to achieve the goals of the equity award program for an executive officer in a particular year;

·                  The estimated fair value of the award (using the Black-Scholes option pricing model for options) and its impact on the executive’s total compensation;

·                  The estimated impact of the expense of the award of the expense of the award on reported income in the year of the award and subsequent years;

·                  The stockholder dilution, including overhang of existing options and warrants for our common stock;

·                  The shares remaining available under the 2006 Equity Incentive Plan; and

·                  The tax consequences related to the vesting of equity awards.

2006 Equity Incentive Plan.  On April 24, 2006, the Company adopted its 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), which was amended on September 17, 2007.  The purpose of the 2006 Equity Incentive Plan is to foster and promote the long-term financial success of the Company and its subsidiaries and thereby, increase stockholder value.  The 2006 Equity Incentive Plan provides for equity incentives to be granted to employees, directors, or officers of, or key advisers or consultants to, the Company or its subsidiaries. Equity incentives granted under the 2006 Equity Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Equity Incentive Plan is administered by the Compensation Committee of the Board.  The stockholders have ratified and approved the 2006 Equity Incentive Plan.  A maximum of 13,000,000 shares of the Company’s common stock were authorized for issuance under the 2006 Equity Incentive Plan.  As of October 31, 2008, the Company had 3,278,858 shares remaining for future awards under the 2006 Equity Incentive Plan.  All options granted during the fiscal year ended October 31, 2008 were granted at the market value of the underlying shares on the date of the grant.  Typically, awards granted under the plan have a vesting period ranging from three to five years from the date of the grant and a term up to ten years.

The option awards are dated and assigned exercise prices as of the as of the nearest trading date to the meeting of the Compensation Committee in which such awards were approved.  Exercise prices for option grants during the fiscal year ending October 31, 2008 have been set at the fair market value of our common stock or higher.  For purposes of determining exercise prices for our stock option awards, the fair market value of our common stock, on a given date, means the closing sales prices of the shares of common stock as reported that day on the American Stock Exchange.  We intend to continue this practice.  We attempt to avoid issuing options near the time of any expected significant movement in our stock price by taking care, within reason, not to schedule these meetings in proximity to upcoming or recent announcements of significance, such as earnings releases or other public announcements relating to current or future profitability.  Scheduling of meetings of the Compensation Committee is also impacted by availability of personnel and the need to make timely hiring decisions and cannot be perfectly aligned with regard to public announcements.

All equity awards are expensed over time in accordance with generally accepted accounting principles.  For information on the equity award expense recognized in 2008 for each executive officer, see “Compensation Tables and Additional Information – 2008 Summary Compensation Table – Stock Awards” and  “Compensation Tables and Additional Information – 2008 Summary Compensation Table – Option Awards.”  For further information on the 2008 equity grants to the Named Executive Officers, see “2008 Grants of Plan-Based Awards” table.

Retirement Plans

Our Named Executive Officers are eligible to participate in our Simple IRA plan.

Perquisites and Other Benefits

The company limits its perquisites to executive officers because it believes that generally perquisites do not fit with the culture and direction of the company.  Those perquisites that are provided are intended to enhance our executives’ ability to conduct company business and are immaterial.

Additionally, we provide health, dental, disability, life insurance and other welfare benefit programs to our executive officers, which is the same as that provided to our other employees.

Individual Named Executive Officer Compensation

For a description of the compensation paid to our Named Executive Officers, see “Compensation Tables and Additional Information –Summary Compensation Table.  For a description of employment agreements and any post-termination agreements, plans or policies the Company has with its Named Executive Officers, see “Compensation Tables and Additional Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements.”

Accounting and Tax Considerations

Accounting Considerations

We account for equity awards under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  We charge the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period.  The fair value of the stock options granted was computed using  the Black-Sholes option-pricing model.  Variables used in the Black-Sholes option-pricing model include (i) risk-free interest rate at the date of grant, (ii) expected option life based on using the simplified method determined as the average of the option term and the vesting period, (iii) expected volatility, and (iv) zero expected dividends.  The compensation expense to the Company under SFAS 123R is one of the factors the Compensation Committee considers in determining equity awards to be granted, and also may influence the vesting period chosen.

Income Tax Considerations

Section 162(m) of the Code generally limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan.  All compensation awarded to our executive officers in  2007 is expected to be tax deductible.  The Compensation Committee considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

The Compensation Committee administers our compensation programs with the good faith intention of complying with Section 409A of the Code.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation and Analysis set forth in this Form 10-K/A.  Based on such reviews and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee:

Robert White, Chairman

C. Robert Black

Compensation Committee Interlocks and Insider Participation

C. Robert Black and Robert White serve on the Compensation Committee.  These independent directors are, and we expect they will continue to be, the only members of the Compensation Committee.  None of our directors or executive officers has a relationship with us or any other company that the SEC defines as a compensation committee interlock or insider participation that should be disclosed to stockholders.

Compensation Tables and Additional Information

Summary Compensation Table

The following table sets forth the compensation Nova provided to our Named Executive Officers for the fiscal years ended October 31, 2008, 2007 and 2006. Pursuant to Item 402(a)(2) of Regulation S-K, our Named Executive Officers consist of the individuals serving as principal executive officer and principal financial officer during the last completed fiscal year, regardless of compensation level; the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals from whom disclosure would have been provided pursuant to such Item 402(a)(2) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year (7)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Kenneth T. Hern, Chairman of the Board and Chief Executive Officer	2008 2007 2006	125,000 110,750 47,500	28,125 — —	— — —	— — —	— — —	153,125 110,750 47,500

Jay Fillman, Vice President, Chief Financial Officer, Secretary and Treasurer (1)	2008	63,823	—	—	—	—	63,823

David G. Gullickson, Former Chief Financial Officer (2)	2008 2007	124,800 [192,00]	39,600 [ ]	— —		(8)(9) (8)(10)	— —			(17) (17)

Richard Talley, Chief Operating Officer	2008 2007	125,000 121,552	27,422 —	— —	1,620,184	(8)(11)	— —		1,741,736	(17)

Russell D. Sammons, Vice President of Marketing (3)	2008	125,000	—	—		(8)(12)	—			(17)

Fred Zeidman, Interim President (4)	2008	129,000	—	—		(13)	15,000	(16)		(17)

J.D. McGraw, Former President (5)	2008 [2007]	[ ] [180,000]	[ ] [30,000]	— —	0	(8)(14)	— —		[ ]	(17)

Leon van Kraayenburg, Former Vice President of Finance (6)	2008 [2007]	125,000 [125,000]	28,125 [ ]		0	(8)(15)	— —			(17) (17)

(1)                                  Mr. Fillman was appointed Chief Financial Officer in May 2008, following the resignation of David Gullickson from the position.  Additionally, Mr. Fillman was not a Named Executive Officer for the fiscal years ended October 31, 2006 or October 31, 2007.  Therefore, no compensation information for those years is included.

(2)                                  Mr. Gullickson resigned as Chief Financial Officer in May 2008. Additionally, Mr. Gullickson was not a Named Executed Officer for the fiscal year ended October 31, 2006. Therfore, no compensation information for those years is included.

(3)                                  Mr. Sammons was not a Named Executive Officer for the fiscal years ended October 31, 2006 or October 31, 2007.  Therefore, no compensation information for those years is included.

(4)                                  Mr. Zeidman was appointed Interim President effective March 17, 2008, following the resignation of J.D. McGraw as President of Nova.  Prior to this appointment, Mr. Zeidman received compensation from the Company for his services as a director.  These amounts totaled $15,000 in fees earned or paid in cash and 500,000 option awards.  Such amounts are disclosed in the above table in the “All Other Compensation” and “Option Awards” columns, respectively.  Additionally, Mr. Zeidman was not a Named Executive Officer for the fiscal years ended October 31, 2006 or October 31, 2007.  Therefore, no compensation information for those years is included.

(5)                                  Mr. McGraw resigned as President in March 2008.  Additionally, Mr. McGraw was not a Named Executive Officer for the fiscal year ended October 31, 2006.  Therefore, no compensation information for that year is included.

(6)                                  Leon van Kraayenburg ceased being an officer in July 2008.  Additionally, Mr. van Kraayenburg was not a Named Executive Officer for the fiscal year ended October 31, 2006.  Therefore, no compensation information for those years is included.

(7)                                  No executive officer received total salary and bonus in excess of $100,000 for the fiscal year ended October 31, 2006.  As such, the compensation of only the chief executive officer and chief financial officer for such year are provided in the table above.

(8)                                  The Black-Scholes values of these share awards could not be determined as of the date hereof without unreasonable effort or expense.

(9)                                  In the fiscal year ended October 21, 2008, Mr. Gullickson received 200,000 options to purchase common stock of the Company. For addtional information, see “Compensation Tables and Additional Information - 2008 Grants of Plan Based Awards Table.”

(10)                            In the fiscal year ended October 31, 2007, Mr. Gullickson received 25,000 options to purchase common stock of the Company.  For additional information, see “Compensation Tables and Additional Information – 2008 Outstanding Equity Awards at Fiscal Year-End Table.”

(11)                            In the fiscal year ended October 31, 2008, Mr. Talley received 50,000 options to purchase common stock of the Company.  For additional information, see “Compensation Tables and Additional Information – 2008 Grants of Plan Based Awards” and “Compensation Tables and Additional Information – 2008 Outstanding Equity Awards at Fiscal Year-End Table.”

(12)                            In the fiscal year ended October 31, 2008, Mr. Sammons received 200,000 options to purchase common stock of the Company.  For additional information, see “Compensation Tables and Additional Information – 2008 Grants of Plan Based Awards” and “Compensation Tables and Additional Information – 2008 Outstanding Equity Awards at Fiscal Year-End Table.”

(13)                            In the fiscal year ended October 31, 2008, Mr. Zeidman  received 500,000 options to purchase common stock of the Company.  These options were granted to Mr. Zeidman while serving as a director and prior to his appointment as Interim President of the Company.  For additional information, see “Compensation Tables and Additional Information – 2008 Grants of Plan Based Awards” and “Compensation Tables and Additional Information – 2008 Outstanding Equity Awards at Fiscal Year-End Table.”

(14)                            In the fiscal year ended October 31, 2008, Mr. McGraw received 750,000 options to purchase common stock of the Company.  Following his resignation as President in March 2008, Mr. McGraw remained a director of the Company until August 31, 2008.  A portion of these options disclosed above (500,000) represent stock options granted to Mr. McGraw for his service as a director during such time period.  For additional information, see “Compensation Tables and Additional Information – 2008 Grants of Plan Based Awards” and “Compensation Tables and Additional Information – 2008 Outstanding Equity Awards at Fiscal Year-End Table.”

(15)                            In the fiscal year ended October 31, 2008, Mr. van Kraayenburg received 50,000 options to purchase common stock of the Company.  For additional information, see “Compensation Tables and Additional Information – 2008 Grants of Plan Based Awards” and “Compensation Tables and Additional Information – 2008 Outstanding Equity Awards at Fiscal Year-End Table.”

(16)                            This amount represents the director fees received by Mr. Zeidman prior to his appointment as Interim President of the Company.

(17)                            The total compensation for this Named Executive Officer cannot be determined as of the date hereof without unreasonable effort or expense.

Grants of Plan Based Awards

The following table sets forth the grants of plan-based awards for each Named Executive Officer during the fiscal year ended October 31, 2008.

2008 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (5)				Grant Date Fair
								Exercise or	Value of
								Base Price	Stock and
		Thresh-		Maxi-	Thresh-		Maxi-	of Option	Option
	Grant	old	Target	mum	old	Target	mum	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	($/Sh)	($)

Kenneth T. Hern, Chairman of the Board and Chief Executive Officer	—	—	—	—	—	—	—	—	—

Jay Fillman, Vice President, Chief Financial Officer, Secretary and Treasurer	—	—	—	—	—	—	—	—	—

David G. Gullickson, Former Chief Financial Officer (1)	12/13/ 2007	—	—	—	—	200,000	—	2.36		(6)

Richard Talley, Chief Operating Officer	12/12/ 2007	—	—	—	—	50,000	—	2.34		(6)

Russell D. Sammons, Vice President of Marketing	12/12/ 2007	—	—	—	—	50,000	—	2.34		(6)

Fred Zeidman, Interim President (2)	3/17/ 2008	—	—	—	—	500,000	—	1.84	(6)

J.D. McGraw, Former President (3)	3/17/ 2008 4/18/ 2008	— —	— —	— —	— —	500,000 250,000	— —	1.84 1.29	(6) (6)

Leon van Kraayenburg, Former Vice President of Finance (4)	12/12/ 2007	—	—	—	—	50,000	—	2.34	(6)

(1)                                  Mr. Gullickson resigned as Chief Financial Officer in May 2008.

(2)                                  The disclosure represents stock options granted to Mr. Zeidman while serving as a director and prior to his appointment as Interim President of the Company.

(3)                                  Mr. McGraw resigned as President in March 2008 and as a director effective August 31, 2008. Upon such resignation, his options disclosed in the table above terminated.

(4)                                  Leon van Kraayenburg ceased being an officer in July 2008. Upon such ceasation, his options disclosed in the table above terminated.

(5)                                  All option awards disclosed in these columns were issued pursuant to the 2006 Equity Incentive Plan.  For additional information regarding the plan, see “Compensation Discussion and Analysis – Elements of Compensation and Setting Executive Compensation – Equity Awards.”  For vesting information on the awards, see “Compensation Tables and Additional Information – Outstanding Equity Awards at Fiscal Year-End Table.”

(6)                                  The Black-Scholes values of these share awards could not be determined as of the date hereof without unreasonable effort or expense.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Named Executive Officers

None of Mr. Hern, Mr. Zeidman or Mr. McGraw is a party to an employment agreement with the Company. The compensation for each of Mr. Hern, Mr. Zeidman and Mr. Sammons is determined by our Board of Directors. Mr. McGraw resigned as President in March 2008 and as director effective August 31, 2008.  Mr. van Kraayenburg ceased being an officer in July 2008.

Effective May 22, 2008, Mr. Fillman entered into a letter agreement with the Company pursuant to which he receives a monthly salary of $12,000.  Additionally, he may also receive performance bonuses based on achievement of certain performance targets and objectives determined by the Company’s Compensation Committee.

Effective May 1, 2006, Mr. Talley entered into an employment agreement with Biosource America, Inc., a subsidiary of the Company. Pursuant to the terms of the agreement, Mr. Talley is paid a salary of not less than $85,000 per year, and is entitled to participate in all health, dental, disability, life insurance and other welfare benefit programs in effect of thereafter adopted by Biosource America. Inc. In addition, Mr. Talley is entitled to participate in any profit sharing plan established by Biosource America, Inc. or Nova Biosource Fuels and is entitled to participate in the 2006 Equity Incentive Plan. A copy of Mr. Talley’s employment agreement has been filed as Exhibit 10.13 to the Company’s Amended Quarterly Report on Form 10-QSB for the quarter ended April 30, 2006 and filed with the SEC on June 30, 2006.

Effective June 13, 2006, Mr. Sammons entered into an employment agreement with the Company.  Pursuant to the terms of the agreement, Mr. Sammons is paid a salary of not less than $100,000 per year, and is entitled to participate in all health, dental, disability, life insurance and other welfare benefit programs in effect of thereafter adopted by the Company.  In addition, Mr. Sammons is entitled to participate in any profit sharing plan established by the Company and is entitled to participate in the 2006 Equity Incentive Plan. A copy of Mr. Sammons’ employment agreement has been filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006.

Effective May 1, 2006, Mr. van Kraayenburg entered into an employment agreement with the Company.  Pursuant to the terms of the agreement, Mr. van Kraayenburg was paid a salary of not less than $100,000 per year, and was entitled to participate in all health, dental, disability, life insurance and other welfare benefit programs in effect of thereafter adopted by the Company.  In addition, Mr. van Kraayenburg was entitled to participate in any profit sharing plan established by the Company and was entitled to participate in the 2006 Equity Incentive Plan. There were no payments made as a result of the termination of his employment in November 2008, although outstanding reimbursements of approximately $20,000 owed by Mr. van Kraayenburg were forgiven.   A copy of Mr. van Kraayenburg’s employment agreement has been filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006.

Mr. Gullickson had been employed pursuant to the Executive Services Agreement between the Company and Tatum, LLC, which was filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007.  In connection with the termination of his employment, the Compensation Committee agreed to accelerate the vesting of his outstanding stock options and extend the termination date.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan provides for equity incentives to be granted to employees, directors, or officers of, or key advisers or consultants to, the Company or its subsidiaries. Equity incentives granted under the 2006 Equity Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Equity Incentive Plan is administered by the Compensation Committee of the Board and a maximum of 13,000,000 shares of the Company’s common stock were authorized for issuance under the 2006 Equity Incentive Plan.  For further information on the 2006 Equity Incentive Plan, see “Compensation Discussion and Analysis – Elements of Compensation and Setting Executive Compensation – Equity Awards.”

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for each Named Executive Officer at October 31, 2008.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Kenneth T. Hern, Chairman of the Board and Chief Executive Officer	—		—		—	—	—	—	—	—	—

Jay Fillman, Vice President, Chief Financial Officer, Secretary and Treasurer	25,000 25,000 25,000	(1) (2) (3)	— — —		— — —	2.27 2.72 2.75	01/24/2017 02/02/2017 10/30/2017	— — —	— — —	— — —	— — —

David G. Gullickson, Former Chief Financial Officer	25,000 40,000	(4) (5)	— 160,000	(5)	— —	2.36 2.72	02/02/2017 12/13/2017	— —	— —	— —	— —

Richard Talley, Chief Operating Officer	1,917,772 64,433 12,500	(6) (7) (8)	— — 37,500	(8)	— — —	3.04 3.88 2.34	04/24/2016 04/28/2016 12/12/2017	— — —		— — —	— — —	— — —

Russell D. Sammons, Vice President of Marketing	233,336 12,500	(9) (10)	66,664 37,500	(9) (10)	— —	2.62 2.34	06/16/2016 12/12/2017	— —		— —	— —	— —

Fred Zeidman, Interim President	— —		— 500,000	(14)	— —	— 1.84	— 03/17/2018	29,909 —	(16)	6,580 —	— —	— —

J.D. McGraw, Former President	— 250,000	(11)	500,000 —	(15)	— —	1.84 1.29	03/17/2018 04/18/2018	— —		— —	— —	— —

Leon van Kraayenburg, Former Vice President of Finance	500,000 12,500	(12) (13)	— 37,500	(13)	— —	2.63 2.34	06/17/2016 12/12/2017	— —		— —	— —	— —

(1)                                  These options were granted to Mr. Fillman on January 24, 2007 and vested immediately.

(2)                                  These options were granted to Mr. Fillman on February 2, 2007 and vested immediately.

(3)                                  These options were granted to Mr. Fillman on October 30, 2007 and vested immediately.

(4)                                  These options were granted to Mr. Gullickson on February 2, 2007; 4,167 vested per month for the first four months thereafter and 4,166 vested per month for the following two months.

(5)                                  These options were granted to Mr. Gullickson on December 13, 2007; 40,000 vested on January 23, 2008.  The remaining options vest in equal amounts annually from the date of the grant (40,000 per year).

(6)                                  These options were granted to Mr. Talley on April 24, 2006; 1,417,722 vested on October 30, 2007 and 500,000 vested on October 31, 2007.

(7)                                  These options were granted to Mr. Talley on April 28, 2006 and vested on October 30, 2007.

(8)                                  These options were granted to Mr. Talley on December 12, 2007; 12,500 vested immediately.  The remaining options vest in equal amounts annually from the date of the grant (12,500 per year).

(9)                                  These options were granted to Mr. Sammons on June 17, 2006; 8,333 vest monthly from the date of the grant.

(10)                            These options were granted to Mr. Sammons on December 12, 2007; 12,500 vested immediately.  The remaining options vest in equal amounts annually from the date of the grant (12,500 per year).

(11)                            These options were granted to Mr. McGraw on April 18, 2008 and vested immediately.

(12)                            These options were granted to Mr. van Kraayenburg on June 17, 2006; 250,000 vested immediately.  The remaining options vested in equal amounts monthly for two years from the grant date (10,417 per month).

(13)                            These options were granted to Mr. Talley on December 12, 2007; 12,500 vested immediately.  The remaining options vest in equal amounts annually from the date of the grant (12,500 per year).

(14)                            These options were granted to Mr. Zeidman on March 17, 2008.  The options vest in equal amounts annually from the date of the grant (166,667 per year).

(15)                            These options were granted to Mr. McGraw on March 17, 2008.  The options vest in equal amounts annually from the date of the grant (166,667 per year).

(16)                            The restricted stock awards were granted to Mr. Zeidman October 30, 2007, and vest upon the third anniversary of the grant date.

Potential Payments Upon Termination or Change-in-Control

We have no employment, termination of employment or change in control agreements with Mr. Hern, Mr. Zeidman or Mr. McGraw.

Effective May 1, 2006, we entered into an employment agreement with Mr. Talley, the President of Biosource America, our engineering and construction subsidiary. Mr. Talley’s employment agreement has a term of two years and provides for an annual salary of $85,000, which was increased to $125,000 on July 31, 2006. In the event that Mr. Talley is terminated without cause prior to the expiration of the employment agreement, the Company shall pay Mr. Talley the per diem rate of the base salary multiplied by the number of calendar days between the date of termination and the expiration date of the employment agreement. On April 24 and 28, 2006, under our 2006 Equity Incentive Plan, the Compensation Committee granted an aggregate 1,982,205 non-qualified stock options to purchase shares of our common stock to Mr. Talley at exercise prices of $3.04 and $3.88 per share, the fair market value of the common stock on the dates of grant as determined by the Board pursuant to the plan. The options granted expire ten years from the date of grant. Of these, 1,482,205 options vested on October 30, 2007 upon the ratification and approval of the Company’s 2006 Equity Incentive Plan. The remaining 500,000 options vested on October 31, 2007 upon final completion of the biodiesel refinery in DeForest, Wisconsin.

Director Compensation

Nova had a Director Compensation Program which was in effect for the fiscal year ended October 31, 2008. A copy of the plan was filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).

Under the plan, employee and non-independent directors do not receive any compensation for service on the Board or any committee.

Independent directors receive a quarterly retainer fee of $7,500 ($30,000 per year), paid in accordance with the Company’s normal payroll policies. Each independent director has the option of electing to receive his or her retainer fee in shares of stock issued as a stock bonus under the Company’s 2006 Equity Incentive Plan.  Newly appointed independent directors will receive a pro rated fee in cash based on the number of days remaining in the fiscal quarter.

Committee chairmen receive a quarterly supplemental retainer fee of $2,500 ($10,000 per year).  Each committee chairman has the option of electing to receive his or her retainer fee in shares of stock issued as s stock bonus under the Company’s 2006 Equity Incentive Plan.  Newly appointed committee chairmen will receive a pro rated retainer fee in cash based upon the number of days remaining in the fiscal quarter.

Additionally, newly appointed independent directors shall be awarded with 10,000 shares of restricted stock, all of which shall vest following such director’s third anniversary of service on the Board.  Also, each independent director shall receive an annual award of restricted stock with a fair market value of $30,000, all of which shall vest three years following the date of the grant.  If a director resigns or is removed by the Board, the Compensation Committee may, in its sole discretion, accelerate vesting of any unvested shares of restricted stock.

A meeting fee of $1,500 per day is paid to each independent director attending in person either a Board or committee meeting. When there is more than one meeting on one day, the meeting fee is $1,500 per day regardless of the number of meetings actually held on such day.

A fee of $500 is paid for committee and Board meetings held by telephone or other electronic communications, but in the event of multiple meetings in a single day, such fee will be paid for only one meeting. Additionally, a fee of $500 is paid for each request for the Board or a committee to act by written consent but in the event of multiple requests in a single day, such fee is paid for only one such request.

Each director is reimbursed for reasonable expenses associated with attending meetings in person. This includes hotel expenses, meal expenses and transportation expenses such as airfare and mileage if transportation is by vehicle. Driving expenses are reimbursed at the federal and state government approved rates.

The following table sets forth the compensation provided by the Nova Biosource Fuels to its directors during the fiscal year ended October 31, 2008.

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($ )	Stock Awards ($ )	Option Awards ($ )	Total ($ )
C. Robert Black	[ ]	—	—	[ ]
James L. Rainey (1)	[ ]	—	—	[ ]
John S. Reiland	[ ]	—	—	[ ]
John W. Sinders, Jr.(2)	[ ]	—	920,000	[ ]
Robert W. White	[ ]	—	—	[ ]

(1)	Mr. Rainey resigned as a director effective May 19, 2008.

(2)	Mr. Sinders resigned as a director effective December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 26, 2009, for each person (including any “group”), other than our directors and officers, who is known by us to own beneficially five percent or more of our outstanding common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent(1)
Wellington Management Company, LLP(2) 75 State Street Boston, Massachusetts 02109	15,827,350	13.6%
Michael McGowan(3) 1240 W. Greenough Dr. Missoula, MT 59802	12,356,900	11.2%

(1)	The percentages are calculated based on 110,047,996 shares outstanding on February 26, 2009.

(2)

Based on the Schedule 13G filed on February 14, 2007 and its Amendment No. 1 filed January 10, 2008, Amendment No. 2 filed March 3, 2008 and Amendment No. 3 filed February 17, 2009, Wellington Management Company, LLP (“Wellington”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington, in such capacity, may be deemed to share beneficial ownership over the shares of Common Stock and warrants held by its client accounts.

(3)	Based on the Form 4 filed on August 11, 2008.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 26, 2009, for the following: (1) each of our directors and executive officers who beneficially own such shares and (2) our directors and executive officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number(2)	Percent(3)
Kenneth T. Hern (4)	13,739,000	12.48%
John Fillman	107,000	*
J.D. McGraw (5)	13,923,000	12.65%
C. Robert Black	70,238	*
James L. Rainey (6)	23,638	*
John S. Reiland	25,935	*
John W. Sinders, Jr. (7)	23,638	*
Robert W. White	157,056	*
Fred S. Zeidman	20,910	*
David G. Gullickson (8)	65,000	*
Leon van Kraayenburg (9)	0	*
Russell D. Sammons	295,824	*
Richard Talley	1,994,705	1.78%
All directors and executive officers as a group (13 persons)	30,445,944	27.05%

*	Represents beneficial ownership interests of less than one percent.

(1)	The business address for all directors and executive officers is 109 North Post Oak Lane, Suite 422, Houston, Texas 77024.

(2)

Beneficial ownership includes the following shares that the directors and executive officers could acquire by exercising warrants or stock options on, or within 60 days after, February 26, 2009: Mr. Fillman—75,000, Mr. Black—17,070, Mr. White—34,140, Mr. Gullickson—105,000, Mr. Sammons—295,834 and Mr. Talley—1,994,705. These warrants and options represent an aggregate of 2,521,749 shares.

(3)

The percentages are calculated based on 110,047,966 shares outstanding on February 26, 2009. For each person, separately, beneficial ownership percentage was calculated by including the number of warrants and stock options set forth in footnote (2) for such person in both the numerator and the denominator. For the group, the percentage was calculated by including the 2,521,749 warrants and stock options set forth in footnote (2) in both the numerator and the denominator.

(4)	Based on the Form 5 filed by Mr. Hern on December 16, 2008.

(5)

Mr. McGraw resigned as President in March 2008. He is a Named Executive Officer, as such term is defined in Item 402(a)(2) of Regulation S-K, for the fiscal year ended October 31, 2008. Additionally, these shares include 68,500 shares for which Mr. McGraw serves as custodian under the Uniform Transfers to Minors Act. Mr. McGraw disclaims any beneficial interest in these shares.

(6)	Mr. Rainey resigned as a director effective May 19, 2008.

(7)	Mr. Sinders resigned as a director effective December 31, 2008.

(8)

Mr. Gullickson resigned as Chief Financial Officer in May 2008. He is a Named Executive Officer, as such term is defined in Item 402(a)(2) of Regulation S-K, for the fiscal year ended October 31, 2008.

(9)	Mr. van Kraayenburg ceased being an officer in July 2008. He is a Named Executive Officer, as such term is defined in Item 402(a)(2) of Regulation S-K, for the fiscal year ended October 31, 2008.

Changes in Control

There are no arrangements known to Nova Biosource Fuels, including any pledge by any person of securities of Nova Biosource Fuels or any of its subsidiaries, which may at a subsequent date result in a change in control of Nova Biosource Fuels.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

The Audit Committee reviews related person transactions.  It is the Company’s policy that we will not enter into transactions that are considered related person transactions that are required to be disclosed under Item 404 of Regulation S-K unless the Audit Committee or another independent body of the Board first reviews and approves the transactions.

Transactions with Related Persons

Nova Biosource Fuels has agreed to indemnify each of its directors and executive officers to provide them with the maximum indemnification allowed under its articles of incorporation and applicable law with respect to their positions as officers or directors of Nova Biosource Fuels and its subsidiaries. Nova Biosource Fuels also provides directors and officers insurance for the benefit of such directors and executives officers. During fiscal 2008, Jeff McGraw, the son of our former director and President, J.D. McGraw, was a project manager for the Company and was paid a salary of $70,000 per year. On November 1, 2006, the Compensation Committee awarded him and two other employees non-qualified stock options to acquire 25,000 shares of common stock, and on December 12, 2007, the Compensation Committee awarded him and several other employees non-qualified stock options to acquire 20,000 shares of common stock. The compensation earned by him is generally consistent with the compensation of other employees in similar positions.

Parents

The Company does not have any parent entities.

Promoters and Control Persons

The Company has not had a promoter at any time during the past five fiscal years and does not have any control persons.

Director Independence

Our Board of Directors currently has five members, including Kenneth T. Hern, C. Robert Black, John S. Reiland, Robert White and Fred S. Zeidman. Our Board of Directors has affirmatively determined that each of the current directors, except for Kenneth T. Hern and Fred S. Zeidman, has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is independent under the American Stock Exchange listing standards. J.D. McGraw, James L. Rainey and John W. Sinders, Jr. served as directors during the fiscal year ended October 31, 2008. Of those former directors, only [Mr. Rainey and Mr. Sinders] were deemed independent under the American Stock Exchange listing standards.

All members of the following standing committees of the Board are independent under the American Stock Exchange listing standards for such committees:  the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

For those directors determined to be independent, there were no transactions, relationships or arrangements that were considered and not disclosed in this Item 13.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Auditors

The following table shows information about fees paid by the Company and its subsidiaries to the Company’s independent registered public accounting firms, as approved by the Audit Committee. These fees consist of fees paid to Malone & Bailey, PC for the fiscal years ended October 31, 2008 and October 31, 2007.

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees:	$511,715	$235,243
Audit-Related Fees(a):	$0	$72,941
Tax Fees(b):	$0	$0
All Other Fees:	$0	$0

(a)	Audit-related fees consist of fees billed for registration statements, business acquisitions, post-audit work and consultations regarding the application of accounting principles.

(b)	Tax fees consist of fees billed for tax return preparation and consultation on tax matters for the Company and its subsidiaries.

Audit Committee Pre-Approval Policy

The Audit Committee has sole authority to pre-approve all audit, review, attest and permissible non-audit services to be provided to the Company or its subsidiaries by the independent registered public accounting firm. All services performed by the Company’s independent registered public accounting firm in the fiscal year ended October 31, 2008 were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(A) of Rule 2-01 of Regulation S-X and none were approved pursuant to paragraph (c)(7)(i)(C) of such rule. To the knowledge of the Company, all services performed by the Company’s independent registered public accounting firm to audit the Company’s financial statements for the most recent fiscal year were performed by full-time, permanent employees of such independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)&(b)         Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K/A. Management contracts or compensatory plans or arrangements are identified in such Exhibit Index by the symbol “*”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA BIOSOURCE FUELS, INC.
Dated: March 2, 2009	/s/ JAY FILLMAN

Jay Fillman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Title
2.	1

Share Exchange Agreement, dated March 30, 2006, among Nova Oil, Inc., Biosource America, Inc. and the shareholders of Biosource America, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

2.	2

Asset Purchase Agreement, dated February 7, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

2.	3

Omnibus Amendment to Asset Purchase Agreement and operative documents, dated as of April 28, 2006, among Biosource Fuels, LLC, the members and assignees of Biosource Fuels, LLC, Nova Oil, Inc. and Biosource America, Inc. (incorporated by reference to Exhibit 2.3 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).

2.	4

Asset Purchase Agreement between Nova Biofuels Clinton County, LLC, Clinton County Bio Energy, L.L.C. and the Members of Clinton County Bio Energy, L.L.C. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 15, 2007 and filed with the SEC on August 16, 2007).

3.	1

Amended and Restated Articles of Incorporation of Nova Biosource Fuels, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

3.	2

Bylaws of Nova Biosource Fuels, Inc. (composite as amended as of February 3, 2008) (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).

4.	1	See Exhibits 3.1 and 3.2

4.	2

Specimen common stock certificate (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

4.	3

Form of Warrant, dated as of July 6, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.	4

Form of Warrant, dated as of July 10, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.	5

Form of Warrant, dated as of July 11, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.	6

Form of Warrant, dated as of December 21, 2006, between the Company and the holder thereof (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated December 19, 2006 and filed with the SEC on December 20, 2006).

4.	7

Registration Rights Agreement, dated as of February 17, 2006, between Biosource Fuels, LLC and Biosource America, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

4.	8

Registration Rights Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.	9

Registration Rights Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.	10

Registration Rights Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

Exhibit No.		Title
4.	11

Registration Rights Agreement, dated as of December 19, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated December 19, 2006 and filed with the SEC on December 20, 2006).

4.	12

Securities Purchase Agreement, dated as of July 6, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.	13

Securities Purchase Agreement, dated as of July 10, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.	14

Securities Purchase Agreement, dated as of July 11, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

4.	15

Securities Purchase Agreement, dated as of December 19, 2006, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 19, 2006 and filed with the SEC on December 20, 2006).

4.	16

Securities Purchase Agreement, dated as of September 27, 2007, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

4.	17

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

4.	18

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

4.	19

Registration Rights Agreement, dated as of September 27, 2007, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

4.	20

Share Loan Registration Rights Agreement, dated as of September 28, 2007, among the Company, Kenneth T. Hern, J.D. McGraw and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated September 28, 2007 filed with the SEC on October 4, 2007).

10.	1

Confidentiality and Non-Competition Agreement, dated as of February 17, 2006, between Biosource America, Inc. and Resodyn Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

10.	2

Agreement, dated as of March 31, 2006, between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).

10.	3

Biofuel Tolling and Off-Take Agreement, dated March 7, 2007, between Nova Biofuels Trade Group, LLC and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended April 30, 2007 and filed with the SEC on June 14, 2007).

10.	4

Change Order One, dated June 28, 2007, to the agreement dated March 31, 2006 between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007 and filed with the SEC on September 13, 2007).

10.	5

Change Order Two, dated July 2, 2007, to the agreement dated March 31, 2006 between Biosource America, Inc. and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007 and filed with the SEC on September 13, 2007).

Exhibit No.		Title
10.	6

Amendment, dated July 2, 2007, to Agreement between Scott Petroleum Corporation and Biosource America, Inc. and Biofuel Tolling and Off-Take Agreement between Nova Biofuels Trade Group, LLC and Scott Petroleum Corporation (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).

10.	7

Second Amendment to the Biofuel Tolling and Off-Take Agreement, executed and delivered on September 3, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2008).

10.	8

Purchase and Sale Agreement by and between Nova Biofuels Seneca, LLC and L&L Properties LLC and Shipyard Industrial Park, Inc., dated as of June 23, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.	9

Biodiesel Sale and Purchase Agreement, dated as of July 30, 2007, between Nova Biofuels Trade Group, LLC and Gavilon, LLC, formerly known as ConAgra Trade Group (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 8, 2007 and filed with the SEC on August 13, 2007).

10.	10

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

10.	11

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

10.	12

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

10.	13

Third Amendment to Credit Agreement, dated as of September 5, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2009).

10.	14

Fourth Amendment to Credit Agreement, dated as of September 29, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2009).

10.	15

Fifth Amendment to Credit Agreement and First Amendment to Completion Guaranty, dated as of October 31, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2009).

Exhibit No.		Title
10.	16

Sixth Amendment to Credit Agreement, dated as of December 29, 2008, by and among Nova Biofuels Seneca, LLC, the Lenders party thereto, WestLB AG, New York Branch, as administrative agent for the Lenders, WestLB AG, New York Branch, as issuing bank with respect to the letters of credit, WestLB AG, New York Branch, as collateral agent for the senior secured parties, WestLB AG, New York Branch, as lead arranger and sole bookrunner, and Sterling Bank, a Texas banking corporation, as accounts bank (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2009).

10.	17

Subscription Agreement, dated as of June 23, 2006, between KBI Energy, LLC and Nova Holdings Seneca LLC (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.	18

Feedstock Agreement between Nova Biofuels Seneca, LLC and Lipid Logistics, LLC, dated as of June 26, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.	19

Biodiesel Sale and Purchase Agreement, dated as of September 13, 2006, between Nova Biofuels Seneca, LLC and Gavilon, LLC, as successor to ConAgra Trade Group, Inc., (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

10.	20*

Nova Biosource Fuels, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).

10.	21*

Form of Non-Qualified Stock Option Agreement for 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 15, 2006).

10.	22*

Form of Stock Bonus Agreement for Consultants and Advisors under the Company’s 2006 Equity Incentive Plan. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006)

10.	23*

Form of Restricted Stock Award Agreement for Non-Employee Directors under the Company’s 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 4, 2006).

10.	24*

Employment Agreement, dated as of May 1, 2006, between Biosource America, Inc. and Richard H. Talley (incorporated by reference to Exhibit 10.13 of the Company’s Amended Quarterly Report on Form 10-QSB for the Quarter ended April 30, 2006 and filed with the SEC on June 30, 2006).

10.	25*

Employment Agreement, dated as of June 13, 2006, between the Company and Russell D. Sammons (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.	26*

Employment Agreement, dated as of May 1, 2006, between the Company and Leon van Kraayenburg (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 and filed with the SEC on September 14, 2006).

10.	27*

Executive Services Agreement between the Company and Tatum, LLC dated December 29, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).

10.	28*

Project Agreement between the Company and Tatum, LLC, dated December 28, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007 and filed with the SEC on March 19, 2007).

10.	29*

Summary of Non-Equity Compensation of Certain Named Executive Officers. (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 and filed with the SEC on January 28, 2009).

10.	30*

Nova Director Compensation Program (2008) (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).

Exhibit No.		Title
10.	31

Master Securities Loan Agreement between Jefferies & Company, Inc. and Kenneth T. Hern and J.D. McGraw (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

10.	32

Letter Agreement among the Company, Kenneth T. Hern and J.D. McGraw (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

10.	33

Letter Agreement among Jefferies & Company, Inc., Kenneth T. Hern and J.D. McGraw (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 28, 2007 and filed with the SEC on October 4, 2007).

14.	1

Nova Biosource Fuels, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 and filed with the SEC on January 16, 2007).

16.	1	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed with the SEC on April 3, 2006).

21.	1

Subsidiaries of Nova Biosource Fuels, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 and filed with the SEC on February 8, 2008).

23.	1	Consent of Malone & Bailey, P.C. (incorporated by reference as Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 and filed with the SEC on January 28, 2009).

31.	1†	Certifications of the Chief Executive Officer.

31.	2†	Certifications of the Chief Financial Officer.

32.	1†	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2†	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                                          Filed with this report.

*                                         Indicates a management contract or compensatory plan or arrangement.